Form 10-K405
period 1994-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1995-02-28
CIK 65632

==============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------
                                     FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

COMMISSION FILE NUMBER 1-7310

                          MICHIGAN CONSOLIDATED GAS COMPANY
               (Exact name of registrant as specified in its charter)

             MICHIGAN                                            38-0478040
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

 500 GRISWOLD STREET, DETROIT, MICHIGAN                          48226
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code 313-965-2430

Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON WHICH REGISTERED
     -------------------                                 ---------------------
Redeemable Cumulative Preferred Stock, $2.05 Series     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]               No [    ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    All of the registrant's 10,300,000 outstanding shares of common stock, par value $1 per share, are owned by MCN Corporation. The aggregate market value of the Redeemable Cumulative Preferred Stock held by non-affiliates as of February 21, 1995 was $2.6 million based on 104,732 outstanding shares and the closing price on that day (New York Stock Exchange Composite Transactions).

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of MichCon's March 1995 definitive Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13.

==============================================================================

                                   KEY TO ABBREVIATED TERMS

ANG ........................................   Adsorbed Natural Gas; a technology which uses an
                                               adsorbent material to store natural gas in tanks or
                                               containers at considerably lower pressures (300 to
                                               500 pounds per square inch) than traditional methods
                                               of natural gas storage, such as compressed natural
                                               gas.

Antrim Gas..................................   Natural gas produced from shallow wells in the
                                               Devonian (Antrim) shale formations.

Base Pressure...............................   Pressure at which measurements of a volume of
                                               gas are measured. MichCon's common base pressure
                                               is 14.65 pound per square inch absolute.

Bcf.........................................   One billion cubic feet, which is a unit of
                                               measurement of gas volume.  1 Bcf = 1,000 MMcf.

BTU.........................................   British Thermal Unit; the amount of heat required to
                                               raise the temperature of one pound of water one
                                               degree Fahrenheit.  One cubic foot of natural gas
                                               contains approximately 1,000 BTUs.

Capital Investments.........................   MichCon's consolidated capital expenditures plus
                                               acquisitions and MichCon's share of capital
                                               expenditures of joint ventures, less the minority
                                               partners' share of consolidated capital expenditures.

Degree Days.................................   A measure of the coldness of the weather based on
                                               how much the average daily temperature is below 65
                                               degrees Fahrenheit.

End User Transportation.....................   A gas delivery service provided to large-volume
                                               commercial and industrial customers who purchase
                                               natural gas directly from producers or brokerage
                                               companies for the customers own use.

FERC........................................   Federal Energy Regulatory Commission; a federal
                                               agency that determines the rates and regulations
                                               of interstate pipelines.

Gas Markets.................................   Gas sales, end user transportation and intermediate
                                               transportation deliveries.

Gas Storage.................................   The process of injecting and withdrawing natural gas
                                               from a depleted underground natural gas field or salt
                                               cavern.

                                   KEY TO ABBREVIATED TERMS
                                         (concluded)

GCR.........................................   Gas Cost Recovery; a process by which MichCon,
                                               through annual gas cost proceedings before the
                                               Michigan Public Service Commission, can recover
                                               the prudent and reasonable cost of gas sold.

Intermediate Transportation.................   A gas delivery service provided to gas producers, gas
                                               brokers and other gas companies that own the natural
                                               gas, but are not the ultimate consumers.

Mcf.........................................   One thousand cubic feet, which is a unit of
                                               measurement of gas volume.

MCN.........................................   MCN Corporation and subsidiaries.

MichCon.....................................   Michigan Consolidated Gas Company; a wholly-
                                               owned natural gas distribution and intrastate
                                               transmission subsidiary of MCN.

MMcf........................................   One million cubic feet, which is a unit of
                                               measurement of gas volume.  1 MMcf = 1,000 Mcf.

MPSC........................................   Michigan Public Service Commission; the regulator
                                               of intrastate aspects of the natural gas industry within
                                               the State of Michigan.

Normal Weather..............................   The average daily temperature within MichCon's
                                               service area during a recent 30-year period, as
                                               measured and published by the National Weather
                                               Service.

Order No. 636...............................   An order issued in 1992 by the FERC, and subsequent
                                               related orders, which require interstate pipeline
                                               companies to separate or unbundle their various
                                               pipeline services.

Spot Market.................................   The buying and selling of natural gas on a short-term
                                               basis, typically monthly.

Supply Realignment Plan.....................   MichCon's plan, approved by the MPSC, to use
                                               additional underground storage capacity to provide
                                               reliable and lower-priced service by purchasing
                                               natural gas during periods of low demand.

Trading Company.............................   MichCon Trading Company; a former subsidiary of
                                               MichCon that was sold to subsidiaries of MCN in the
                                               second quarter of 1993.

Transition Costs............................   Costs incurred by interstate pipeline companies under
                                               FERC Order No. 636 to reduce or eliminate gas
                                               supply related obligations.

                              TABLE OF CONTENTS

                                                                                        PAGE
CONTENTS                                                                               NUMBER
- --------                                                                               ------
Part I

  Item 1.  Business.....................................................................   1

  Item 2.  Properties...................................................................  11

  Item 3.  Legal Proceedings............................................................  11

  Item 4.  Submission of Matters to a Vote of Security Holders..........................  12


Part II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........  12

  Item 6.  Selected Financial Data......................................................  13

  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................  14

  Item 8.  Financial Statements and Supplementary Data..................................  22

  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................  45

Part III

  Item 10.  Directors and Executive Officers of the Registrant..........................  45

            Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended..................................................................  45

  Item 11.  Executive Compensation......................................................  46

  Item 12.  Security Ownership of Certain Beneficial Owners and Management..............  46

  Item 13.  Certain Relationships and Related Transactions..............................  46


Part IV

  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............  47

Signatures  ............................................................................  49

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        MichCon is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon, a wholly-owned subsidiary of MCN, is one of the largest natural gas distributors in the United States and the largest in Michigan.

        At December 31, 1994, MichCon and its subsidiaries employed 3,273 persons. Of this amount, approximately 44% are covered by five collective bargaining agreements. In December of 1994, settlement was reached on two of the collective bargaining agreements. The remaining three agreements will expire in June 1995.

GAS MARKETS & TRANSPORTATION

        MichCon serves more than 1.1 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City and Muskegon metropolitan areas and in various other communities throughout the state of Michigan. The following services are provided by MichCon:

        - Gas Sales - Includes the marketing and delivery of natural gas to residential, commercial and industrial customers.
        - End User Transportation - Through this service, large volume customers that purchase gas directly from producers or marketers utilize the Company's gas distribution network to transport the gas to their facilities.
        - Intermediate Transportation - Through this service, MichCon provides transportation service to pipelines, gas marketers, Michigan producers and other local distribution companies in the United States and Canada that own the gas, but are not the ultimate consumer.

The following table sets forth revenues earned by gas sales, end user transportation, intermediate transportation and other revenues for the years 1992-1994.

Revenue (In millions of dollars)
- ---------------------------------------------------------------------------------------------
                                                               1994         1993         1992
                                                             -------      -------      -------
    Gas Sales..............................................   $954.8     $1,075.9     $1,214.4
    End User Transportation................................     76.2         71.4         69.9
    Intermediate Transportation............................     28.7         19.6         17.8
                                                            --------      -------       ------
          Total Sales and Transportation ..................  1,059.7      1,166.9      1,302.1
                                                            --------     --------      -------
    Conservation Programs, Storage
       Services and other..................................     52.0         56.6         55.7
                                                            --------     --------      -------
          Total Operating Revenues......................... $1,111.7     $1,223.5     $1,357.8
                                                            ========     ========     ========

The following table sets forth MichCon's gas sales and transportation delivery volumes for the years 1992-1994.

                                                               1994         1993         1992
                                                             -------      -------      -------
  Gas Markets (Bcf)
  Gas Sales
    MichCon ...............................................    201.4        201.8        199.9
    Trading Company .......................................       -          48.7        109.3
                                                             -------      -------      -------
      Total Sales..........................................    201.4        250.5        309.2
  End User Transportation..................................    139.8        128.4        129.5
  Intermediate Transportation .............................    303.6        281.1        184.0
                                                             -------      -------      -------
   Total Sales and Transportation..........................    644.8        660.0        622.7
                                                             =======      =======      =======

NOTE:During the second quarter of 1993, MichCon sold the businesses of Trading Company to subsidiaries of MCN. As a result of the sale, total gas sales have decreased in 1993, as well as the cost associated with those sales. See Note 3 of the consolidated financial statements for details.

     Effect of Weather: MichCon's sales and end user transportation volumes, revenues and net income are impacted by the weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year. Warmer than normal weather in the last three years caused total sales and transportation volumes to be lower by 4.4 Bcf in 1994, 4.3 Bcf in 1993 and 10.2 Bcf in 1992. As a result, weather reduced net income by $4.0 million in 1994, $3.7 million in 1993 and $8.7 million in 1992.

     GAS SALES: This market represents 31% of total deliveries and produced approximately 80% of MichCon's gross profit margin from sales and transportation services. The average margin per Mcf from gas sales in 1994 was $2.11. Lower consumption per customer, primarily related to installation of more energy efficient equipment, offset sales to new customers.

     Competition in the gas sales market from alternative energy sources is minimal, coming primarily from sources such as electricity, propane, and to a lesser degree, oil and wood. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Once the switch to natural gas is made, the customer rarely switches back to the alternate fuel. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     MichCon continues to take steps to remain competitive, including broadening the scope of services provided. For example, MichCon offers the financing of distribution lines and gas appliances to encourage potential customers to switch to natural gas. MichCon continues its commitment to maintain low gas costs. During 1994, MichCon's annual average cost of gas rate of $2.68 per Mcf is at the lowest level since 1980, meeting its objective of being in the lowest quartile for costs of gas in Michigan as well as neighboring states. In addition, MichCon is continuously striving to reduce the cost of operating the business. In 1994, MichCon aligned its operations along core business processes to make the company more efficient, competitive and customer focused.

     MichCon has an Area Expansion Program (AEP) in place to meet demand for natural gas in areas currently not served. The program is primarily directed toward the residential and small commercial markets. By financing the cost of conversions, this program makes it easier for users of other fuels, primarily propane and fuel oil, to use natural gas for space heat and other appliances. The AEP has contributed to the 12,047, 11,478 and 5,142 net increases in customers in 1994, 1993 and 1992, respectively. In 1994, 23 new areas were served by MichCon, bringing to 100 the total number of new areas added since 1984. From time to time in reaching new areas, MichCon will request a franchise in competition with others wanting to serve the area.

     END USER TRANSPORTATION: In 1994, this market accounted for 22% of total gas deliveries and produced approximately 14% of MichCon's gross profit margin from sales and transportation services. The average revenue per Mcf from end user transportation in 1994 was $.55. End user transportation deliveries increased in 1994 due to a higher level of usage by large-volume commercial and industrial customers driven by improved business activity in Michigan. The addition of new customers also contributed to the increased deliveries.

     At December 31, 1994, MichCon had end user transportation agreements representing annual volumes of 133 Bcf. Approximately 75% of these volumes are under contracts that extend to 1996 or beyond and include virtually all of the large and most price competitive customers. The contracts for the remaining volumes are typically one-year contracts that expire at various times during 1995 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1995.

     Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled cogeneration and air conditioning have been two expanding markets for natural gas. In 1994, these markets accounted for approximately 16 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay may be required.

     The primary focus of competition in this market is total cost of fuel. While some large commercial and industrial customers have the capability to switch to alternative fuel sources including coal, electricity, oil and steam, the vast majority of these customers are under long-term contracts. In addition, some of these customers could bypass MichCon's distribution system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risk associated with fuel switching or bypass. MichCon competes against alternative fuel sources by providing competitive pricing, reliability of supply through use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

     In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. In 1994, approximately 28 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     End user transportation will expand further in 1995 with the completion of the Michigan Power Project. During the third quarter of 1994, MCN and Destec Energy began construction of a 123 megawatt cogeneration plant in Ludington, Michigan. MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually. A 12-mile pipeline extension, costing $15 million, is being constructed for this purpose.

     INTERMEDIATE TRANSPORTATION: This service accounts for 47% of total gas volumes, but, due to the lower rate charged for the service, represents only 5% of MichCon's gross profit margin from sales and transportation services. The average revenue per Mcf from intermediate transportation in 1994 was $.09.

     MichCon's extensive transmission pipeline system has enabled it to increase the volumes transported in 1994 and 1993 for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Transportation volumes increased due to the start-up of the Blue Lake gas storage project, in which MichCon began transporting gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Intermediate transportation deliveries have nearly tripled since 1991, and have resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. MichCon currently has a proposal before the MPSC to build facilities to expand capacity. This proposal, as well as other competing proposals, are being reviewed by the MPSC and a decision is expected early in 1995. The cost of this project could be approximately $40 million over the 1995-1996 period.

     MichCon currently has a proposal before the MPSC to construct the Milford-Belle River Loop. This pipeline could be placed in service for the 1995-1996 heating season, and will enable MichCon to expand its intermediate transportation services.

ENERGY ASSISTANCE AND CONSERVATION PROGRAMS

     Energy assistance programs funded by the federal government and the state of Michigan, including the Home Heating Credit for low-income customers and the Department of Social Services' (DSS) Heating Assistance Program, continue to be critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

     The Low-Income Home Energy Assistance Program (LIHEAP) currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the DSS, with approximately 40% of the funds going to MichCon customers. Congress has approved $1.3 billion for the 1995 fiscal year, which is a reduction of $.1 billion. In November 1994, however, officials indicated that all federal programs, including LIHEAP, would be reviewed for cuts or elimination. MichCon is working to maintain this funding.

     MichCon also offers a number of energy conservation programs for its residential and commercial customers, the costs of which are recovered through customer charges and MPSC-approved surcharges on gas sales. The MPSC has consistently provided for recovery of program costs. In September 1994, MichCon filed a proposal with the MPSC in connection with a Demand Side Management Plan. This plan is a comprehensive and cost effective energy conservation plan that includes natural gas conservation programs with an emphasis on low income users, and other programs intended to reduce energy costs for all MichCon's customers, including incentives to promote the use of natural gas rather than other less efficient fuels. Over the three-year period ending June 30, 1998, the plan is intended to generate a net annual reduction in natural gas demand of .4 Bcf, about 0.2% of MichCon's annual sales volume. If approved by the MPSC, MichCon would spend up to $26 million over the three-year period, which would be recovered through surcharges on gas sales. An MPSC order on the case is expected in late 1995.


GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. The company's objective is to be in the lowest quartile for cost of gas in Michigan as well as neighboring states. As a result of MichCon's efforts to lower its cost of gas, including extensive contract renegotiations, increased use of spot market-priced purchases and the use of available storage, its gas cost declined to $2.68 per Mcf in 1994, the lowest among a group of 22 utilities in Michigan and neighboring states. MichCon's gas costs have decreased 34% in the last ten years.

The following table summarizes MichCon's gas supply purchases for the years 1992-1994.

                                                                 1994        1993      1992
                                                                ------      ------    ------
Gas Supply Purchases (Bcf)
   Michigan Producers......................................      85.9        92.7      100.0
   Interstate Suppliers....................................      64.3        80.4       71.4
   Canadian Suppliers......................................      29.4        15.4       12.1
   Spot Market ............................................      34.3         9.5        8.0
                                                              -------      ------     ------
                                                                213.9       198.0      191.5
                                                              =======      ======     ======

    MichCon purchased 46% of its 1994 supply from producers in the southern and midcontinent regions of the United States, 40% from Michigan producers and 14% from Canadian producers. The supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

         The 1994 increase in volume associated with Spot Market is due to the subsequent discontinuance of MichCon purchases of gas from ANR as a result of FERC Order No. 636, as discussed below.

         As a result of ANR's FERC Order No. 636 restructuring, its long-term relationship with MichCon changed significantly. MichCon no longer purchases natural gas supply directly from ANR, but instead utilizes ANR solely as a transporter of gas. MichCon purchases gas directly from producers and marketers with access to natural gas supplies in Texas, Oklahoma, Louisiana and Canada. Although MichCon had been purchasing gas directly from others during the last several years to supplement its purchases from ANR, effective November 1, 1993, MichCon completely eliminated its reliance on pipeline suppliers for the purchase of gas supply.

         FERC ORDER NO. 636: In 1992, the FERC issued Order No. 636 which required interstate pipelines to separate their pipeline sales service into its various service components and to price each component separately. The order also permitted interstate pipelines to recover 100% of their prudently incurred transition costs including costs incurred by interstate pipelines to assign and/or renegotiate their gas supply related obligations.

         In November 1993, ANR, MichCon's primary interstate natural gas transporter, implemented its FERC Order No. 636 service restructuring. ANR discontinued its merchant function and modified its rates to reflect the Straight Fixed/Variable rate design (SFV) mandated by Order No. 636. Under SFV, pipelines recover fixed costs through monthly demand charges based upon capacity entitlement and recover only variable costs through volume-sensitive commodity charges. SFV significantly increases costs to many weather-sensitive local distribution companies who do not have on-system storage capacity. In contrast, through the use of its extensive underground storage facilities, MichCon has been able to lower its pipeline capacity entitlement thereby minimizing pipeline fixed charges.

         During 1994, ANR filed several requests for recovery of these transition costs, and MichCon accrued its portion totaling $5.4 million, of which $3.9 million is reflected in cost of gas. The MPSC has held that these transition costs are recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

         GENERAL SUPPLY: To ensure continuous, uninterrupted service to customers, MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 375 MMcf per day of supply for MichCon, while Great Lakes is obligated to transport 30 MMcf per day. These transportation contracts expire on various dates between 1999 and 2011.

         MichCon also has contracts with independent Michigan producers that expire on various dates through 2009. A portion of these contracts expire in 1995. MichCon has begun discussions with several producers concerning gas purchases after 1995. MichCon has reached agreement with the majority of its intrastate suppliers to limit the unit price of gas through 1995 to a price indexed to the natural gas spot market. This will ensure that the price of intrastate supplies remains competitive with the prices available on the interstate market.

         In 1993, Panhandle Eastern Pipe Line Company (Panhandle) refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During late 1994 and early 1995, the FERC issued rehearing orders permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon intends to contest Panhandle's claim in the appropriate courts. Should MichCon ultimately be unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism. Accordingly, an asset has been recorded for their future recovery.

         At December 31, 1994, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak day entitlement, thereby reducing interstate pipeline costs. During 1994, MichCon's maximum one-day sendout exceeded 2.7 Bcf, of which approximately 70% came from its underground storage fields. MichCon sells a portion of its natural gas storage capacity to an affiliated company and third parties.

         In 1994, MichCon proposed the construction of the Milford-Belle River Loop. This 59-mile pipeline would parallel an existing portion of MichCon's pipeline which is the major link between MichCon's gas storage facilities and major markets in southeast Michigan. The proposed pipeline is estimated to cost $80 million and will provide necessary backup and more reliable service during peak demand to customers in southeast Michigan as well as enable MichCon to expand its intermediate transportation services. If regulatory approval is received this spring, this pipeline could be in service for the 1995-1996 heating season.

REGULATION AND RATES

         MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service, accounting and the issuance of securities. MichCon is also subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

         Michigan offers an environment of progressive and reasonable rate regulation. This is reflected in the approval of flexible rates in the large-volume transportation market, the recovery of postretirement health care costs, the deferral and future recovery of costs associated with the clean-up of former gas manufacturing sites and recovery of take-or-pay and gas pipeline transition costs.

         GENERAL RATE PROCEEDINGS: In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million beginning in January 1994. The higher rates include $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's allowed rate of return on common equity to 11.5% This was consistent with other rate of return percentages being authorized for local distribution companies in the United States during 1993.

         In addition, MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The costs are to be amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred and any carrying charges will be reviewed in a future rate case. Any carrying charges accrued will be based on MichCon's pre-tax authorized rate of return.

         In June 1994, the MPSC approved the property tax stipulation and settlement agreement which addresses the treatment of reduced state property tax and increased state sales tax and federal income tax. The estimated net decrease in MichCon's operating expense was approximately $4.0 million for 1994 and $6.2 million annually thereafter. The agreement allows MichCon to accelerate the amortization of its 1993 deferred costs associated with the implementation of Statement of Financial Accounting Standards

No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," by the net decreased tax expense.

         In 1993 and 1992, MichCon operated under a comprehensive agreement which provided for annual rate adjustments to recover the effects of inflation on operation and maintenance expenses. MichCon received an inflation-related increase in rates of $4.9 million, effective January 1992. The agreement also contained a provision to adjust rates if weather-normalized earnings were above or below a specified range of return on common equity. Increased gas markets enabled MichCon to earn returns above the specified range in 1992 which resulted in a portion of these higher earnings being shared with customers.

         GAS COST RECOVERY: The GCR process allows MichCon to recover its cost of gas sold if the MPSC determines that such costs are reasonable and prudent. This determination includes an annual Gas Supply and Cost Review, in which the MPSC approves maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provides a review of gas costs incurred during the year, determines whether approved gas costs have been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, is required.

         In June 1993, the MPSC issued an order in the 1992 GCR reconciliation case approving a partial settlement that also consolidated refunds from other cases. The order allowed MichCon to refund to customers $8.4 million during the July billing cycle. In August 1993, the MPSC issued its final order approving MichCon's 1992 purchased gas costs and providing final resolution for previously unrefunded balances of approximately $1 million.

         In May 1994, the MPSC issued an order in MichCon's 1993 GCR reconciliation case approving a partial settlement allowing MichCon to refund $11.6 million to its natural gas customers on their June 1994 bills. The refund consisted primarily of supply realignment overcollections and excess transportation and storage revenues, partially offset by 1993 GCR undercollections. In September 1994, the MPSC approved the final settlement, which provides for additional refunds of $350,000 applicable to GCR sales customers and $100,000 applicable to transportation customers.

         In July 1994, MichCon filed its 1995 GCR plan case. An MPSC order is expected in the first half of 1995. In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an overrecovery of $19 million, including interest, which will be returned to GCR customers using the new rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994.

GAS TECHNOLOGY

         MichCon continues to develop technologies that may lead to new markets for natural gas. One focus of this effort is adsorbed natural gas
(ANG), a technology that permits natural gas to be stored in containers at pressures one-sixth to one-tenth that of conventional methods. ANG technology has been used on a fleet of golf carts at The Orchards Golf Club, located approximately 30 miles north of Detroit. Since that golf course opened in 1993, this showcase project has interested others elsewhere in the United States to begin exploring ANG use in golf carts. In addition, preparations began for extensive field testing of natural gas forklifts utilizing ANG technology. MichCon also renewed its efforts to market ANG technology for brazing and cutting torches.

         MichCon believes this technology offers opportunities to expand the use of natural gas, grow its markets and eventually generate profits. MichCon's current investment in technology is minimal. MichCon will continually assess the potential of the technology to determine whether the potential returns justify the continuing investment.

ENVIRONMENTAL MATTERS

         MANUFACTURED GAS PLANTS: Prior to the construction of natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned sixteen former manufactured gas plant (MGP) sites.

         During the mid-1980s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Natural Resources (MDNR). None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency (USEPA).

         MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently negotiating a remedial action plan for one site with the MDNR and is conducting more extensive investigations at three other sites. MichCon is involved, however, in a suit with an adjacent property owner regarding one site. Management believes that the property owner's claims have no merit and MichCon is vigorously defending this suit.

         In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1994, MichCon spent $.6 million investigating former MGP sites and the balance in the reserve at December 31, 1994 was $5.5 million.

         During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of the original $11.7 million reserve. In addition, MichCon notified more than 40 current and former insurance carriers of the environmental conditions at its former MGP sites and claimed insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing any claims it may have against these carriers.

         MichCon is currently unable to estimate the future costs to be incurred in the investigation and remediation of their former MGP sites. Management believes, however, that insurance coverage and the cost deferral and rate recovery mechanism will prevent environmental costs from having a material adverse impact on MichCon's financial results.

         HARBORTOWN: MichCon Development Company, a 100% owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown. Harbortown is a residential development that is being constructed on a 50 acre parcel along the Detroit River. Environmental and other approvals were received in 1984, prior to construction. In 1991, the partnerships undertook additional environmental testing at Harbortown to assess whether there was any potential public health risk from the presence of metals detected in certain past soil samples. In 1992, the MDNR accepted the results of this risk assessment and agreed that there was no health risk to residents due to lead in Harbortown surface soils.

         During 1994, the partnerships completed additional environmental testing and submitted a remedial action plan for Harbortown to the MDNR. The remedy includes meeting certain landscaping requirements, and, during future development, excavation controls consistent with occupational safety and health regulations. The MDNR supported the proposed remedy at a public meeting in early 1995. Management expects approval of the proposed remedy and believes that its implementation will not have a material adverse impact on future development opportunities at Harbortown or the financial statements of MichCon.

         OTHER: In 1993, MichCon received a general notice of liability letter from the USEPA stating that MichCon is one of two potentially responsible parties at a suspected dump site in Wyandotte, Michigan. The USEPA requested that MichCon undertake a remedial investigation and feasibility study at the site. MichCon has investigated its prior activities in the area, as well as the USEPA's basis for its conclusion, and does not believe that it is responsible for any contamination that may exist at the site. In early 1994, MichCon informed the USEPA of this belief and declined to undertake the requested activities at the site. MichCon has not received any additional requests from the USEPA.


FRANCHISES

         MichCon operates in numerous cities, villages, and townships under franchises or permits that typically are revocable at will and have a 30 year maximum duration. In Detroit, Grand Rapids and a number of other municipalities where a substantial part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired (in 1923 in the case of Detroit). In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regards to MichCon's ability to continue and expand service in those areas. Regarding the franchises which have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate
MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

         During 1994, MichCon gained six franchises with aggregate gas sales volumes of approximately 486,000 Mcf annually. Approximately 53 major franchises have been renewed in 1994.

         Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. This matter is presently pending before the Michigan Court of Appeals. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings.

ITEM 2.  PROPERTIES

         MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1994, MichCon's distribution system included 15,252 miles of distribution mains, 1,035,542 service lines and 1,157,567 active meters. MichCon owns 2,506 miles of transmission and production lines which deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, Michigan under long-term leases. Portions of these buildings are subleased to affiliates and others.

         Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1994 totaled $145.4 million and could reach $250 million in 1995.


ITEM 3.  LEGAL PROCEEDINGS

         In addition to the regulatory proceedings and other matters described in Item 1, "Business", MichCon is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, personal injury, property damage claims and other matters.

         On December 27, 1994, a class action complaint was filed against MichCon in Wayne County Circuit Court, Detroit, Michigan, by six residential customers of the Company on behalf of themselves and others who purchased and installed high efficiency furnaces financed through one of the Company's energy conservation programs approved by the MPSC. These furnaces were installed by independent licensed contractors. Plaintiffs allege, among other things, that MichCon failed to warn them that unsafe conditions could result from improper installation and venting of gas appliances, failed to take corrective action to remedy such conditions, and made false representations and/or omissions in connection therewith. Plaintiffs seek injunctive relief requiring MichCon to (a) warn its customers of unsafe conditions created by the installation of high efficiency furnaces, and (b) to reline all chimneys or install hot water heaters that vent to the outside. Plaintiffs also seek unspecified money damages among other things for diminution in the value of their homes, damage to homes, cost of repairs, exemplary damages, attorneys fees and costs. On February 3, 1995, immediately following a hearing on plaintiffs' motion to certify the class of customers, the Wayne County Circuit Court issued an order that denied plaintiffs' motion without prejudice. While plaintiffs could refile the motion, the judge stated on the record that before he would reconsider plaintiffs' motion, plaintiffs must be able to establish a more clearly defined plaintiff class and damages. Management believes plaintiffs' allegations are without merit and intends to vigorously defend this action.

         The management of MichCon believes that the resolution of these matters will not have a material adverse effect on the financial statements of MichCon.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are owned by MCN and constitute more than 98 percent of the voting securities of MichCon. Therefore, no market exits for MichCon's common stock.

     MichCon paid cash dividends of $8.5 million in 1994 and $75 million in 1993 on its common stock. In 1992, MichCon did not declare a dividend on common stock.

                   ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)


SELECTED FINANCIAL DATA                                      1994         1993          1992          1991          1990
- -------------------------------------------------------  -----------   -----------   -----------   -----------   -----------
                                                                            (Dollars in thousands)
INCOME AVAILABLE FOR COMMON STOCK......................   $   59,387    $   61,649    $   49,848    $   36,082    $   30,239
                                                          ==========    ==========    ==========    ==========    ==========
CASH DIVIDENDS DECLARED ON COMMON STOCK................   $    8,500    $   75,000    $        -    $   12,900    $   41,000
                                                          ==========    ==========    ==========    ==========    ==========
RETURN ON AVERAGE COMMON SHAREHOLDER'S EQUITY..........         15.2%         16.6%         14.6%         12.3%         10.5%
                                                          ==========    ==========    ==========    ==========    ==========
PROPERTY, PLANT AND EQUIPMENT..........................   $2,189,150    $2,084,516    $1,966,009    $1,851,721    $1,740,091

Less - Accumulated depreciation and depletion..........    1,071,588     1,024,009       965,661       906,694       849,103
                                                          ----------    ----------    ----------    ----------    ----------
Net Property, Plant and Equipment......................   $1,117,562    $1,060,507    $1,000,348    $  945,027    $  890,988
                                                          ==========    ==========    ==========    ==========    ==========
TOTAL ASSETS...........................................   $1,571,910    $1,509,120    $1,475,439    $1,381,495    $1,374,022
                                                          ==========    ==========    ==========    ==========    ==========
CAPITAL EXPENDITURES...................................   $  145,421    $  141,279    $  128,849    $  117,852    $  100,035
                                                          ==========    ==========    ==========    ==========    ==========
CAPITALIZATION
Long-term debt.........................................   $  431,870    $  353,214    $  306,573    $  275,393    $  262,387
Long-term capital lease obligations....................       16,459        17,625        18,253        19,190        20,036
Redeemable cumulative preferred stock..................        2,618         5,618         9,000        12,000        15,000
Common shareholder's equity............................      417,833       365,785       379,136       304,288       281,106
                                                          ----------    ----------    ----------    ----------    ----------
Total Capitalization...................................   $  868,780    $  742,242    $  712,962    $  610,871    $  578,529
                                                          ==========    ==========    ==========    ==========    ==========
SOURCES OF OPERATING REVENUES
Gas sales..............................................   $  954,537    $1,079,020    $1,170,567    $1,075,519    $1,032,836
Application of (provision for) refunds-net.............          223        (3,164)       43,792       (15,799)       12,203
End user transportation................................       76,228        71,412        69,889        63,039        58,261
Intermediate transportation............................       28,745        19,638        17,824         7,866         4,148
Storage services.......................................        8,054         9,084         7,438        13,826        23,417
Conservation and other assistance programs.............       18,716        23,935        27,677        30,803        15,550
Other..................................................       25,175        23,590        20,598        14,862        14,205
                                                          ----------    ----------    ----------    ----------    ----------
Total operating revenues...............................   $1,111,678    $1,223,515    $1,357,785    $1,190,116    $1,160,620
                                                          ==========    ==========    ==========    ==========    ==========
DISPOSITION OF GAS (MMCF)
Gas Sales..............................................      201,423       250,510       309,162       272,648       253,978
End user transportation................................      139,800       128,409       129,504       119,639       111,296
Intermediate transportation............................      303,617       281,116       183,978       105,496        73,330
                                                          ----------    ----------    ----------    ----------    ----------
                                                             644,840       660,035       622,644       497,783       438,604
Company use and lost gas...............................        2,239         3,828         3,748         1,061         1,939
                                                          ----------    ----------    ----------    ----------    ----------
Total disposition of gas...............................      647,079       663,863       626,392       498,844       440,543
                                                          ==========    ==========    ==========    ==========    ==========
DEGREE DAYS
For calendar period....................................        6,489         6,675         6,607         6,092         5,967
Percent colder (warmer) than normal....................         (4.2)%        (2.2)%        (3.7)%       (10.7)%       (12.5)%

UTILITY CUSTOMERS
Residential............................................    1,061,300     1,050,188     1,039,378     1,034,637     1,027,503
Total..................................................    1,141,463     1,129,416     1,117,938     1,112,796     1,105,160

EMPLOYEES..............................................        3,273         3,364         3,564         3,517         3,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earnings for 1994 were $59.4 million, a decrease of $2.3 million compared to 1993. The drop in earnings reflects the lower return on equity authorized in the rate order which went into effect in January 1994. Although earnings have been maintained, results have been lowered by significantly warmer than normal weather over the past three years. Earnings for 1993 increased by $11.8 million over 1992 earnings due primarily to lower operating costs, which reflect a more focused effort to control costs and higher gas sales as a result of colder weather.

                EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS

                                             1994       1993         1992
                                            ------     ------       ------
Percentage Colder (Warmer) than Normal ..   (4.2)%      (2.2)%       (3.7)%

Increase (Decrease) from Normal in:
  Gas Markets (Bcf) .....................   (4.4)       (4.3)       (10.2)
  Net Income (in millions) ..............  $(4.0)      $(3.7)      $ (8.7)

                      EARNINGS COMPONENTS (IN MILLIONS)

                                                                            Percentage Change
                                                                           -------------------
   1994        1993       1992                                              1994         1993
 --------    --------   --------                                           ------       ------
 $1,111.7    $1,223.6   $1,357.8             Operating Revenues             (9.1)%       (9.9)%

    529.4       685.7      833.8                 Cost of Gas               (22.8)       (17.8)
 --------    --------   --------
    582.3       537.9      524.0                Gross Margin                 8.3          2.7

    313.6       280.2      287.9        Operation and Maintenance           11.9         (2.7)

     84.2        73.9       69.8        Depreciation and Depletion          14.0          5.9

     58.1        58.2       58.7          Property and Other Taxes          (0.1)        (0.9)

      1.0         1.8        n/a    Equity in Earnings of Joint Ventures   (42.9)         n/a

    (37.7)      (34.1)     (30.3)      Other Income and (Deductions)        10.4         12.6

     29.8        30.9       25.8           Income Tax Provision             (3.6)        19.9


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gross Margin

     Gross Margin (operating revenues less cost of gas) increased in 1994 and 1993 due to higher sales rates. The 1993 increase also reflects colder weather than in 1992.

Gas Markets

                                 1994    1993    1992
- ------------------------------------------------------
Gas Markets (Bcf)
 Gas Sales ....................  201.4   250.5   309.2
 End User Transportation ......  139.8   128.4   129.5
 Intermediate Transportation ..  303.6   281.1   184.0
                                 -----   -----   -----
                                 644.8   660.0   622.7
                                 =====   =====   =====

     Gas markets were impacted by the loss of brokering operations due to the sale of Trading Company. As discussed in Note 3 to the consolidated financial statements, in June 1993, MichCon sold the businesses of Trading Company to subsidiaries of MCN. Gas sales in 1993 were lower than in 1992 due to lower sales volumes in gas brokering operations, partially offset by colder weather. End user transportation deliveries increased in 1994 due to higher usage.

     During the third quarter of 1994, MCN and Destec Energy began construction of a 123-megawatt cogeneration plant in Ludington, Michigan. MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually, upon its completion in late 1995.

     The increases in intermediate transportation in 1994 and 1993 are due to additional volumes transported for ANR Pipeline Company (ANR), Michigan gas producers and other shippers. In connection with the April 1993 start-up of the Blue Lake gas storage project, MichCon began transporting gas for ANR under a firm, long-term contract. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Intermediate transportation deliveries have nearly tripled since 1991 and have resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. MichCon currently has a proposal before the Michigan Public Service Commission
(MPSC) to construct facilities to expand transportation capacity. This proposal, as well as other competing proposals, are being reviewed by the MPSC and a decision is expected early in 1995.

Rate Matters

     MichCon has implemented a number of rate increases since 1991 to recover higher operating costs and costs relating to low income customer assistance programs.

     In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15.7 million, beginning in January 1994. The higher rates include $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's allowed rate of return on common equity to 11.5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     During 1993 and 1992, MichCon operated under a comprehensive agreement which provided for an operating incentive plan that allowed for annual rate adjustments to recover the effects of inflation on operation and maintenance expenses based on changes in the Consumer Price Index. MichCon received an inflation related increase in rates of $4.9 million, effective January 1992. The comprehensive agreement also contained a performance incentive provision designed to adjust rates if weather-normalized earnings were above or below a specified range of return on common equity. Increased gas markets enabled MichCon to earn returns above the specified range in 1992 which resulted in a portion of these higher earnings being shared with customers. A provision for this sharing of earnings with customers was recorded in the fourth quarter of 1992, which reduced net income by $5.9 million.

     MichCon received MPSC approval to increase rates from March 1992 through February 1993 by $6.8 million to recover costs relating to the Michigan Department of Social Services (DSS) Heating Assistance Program. This program was extended through February 1994 with the MPSC approving new rates of $10.5 million, effective February 1993. MichCon also received MPSC approval to extend $6 million of rates related to DSS uncollectible gas accounts for 1993.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the GCR mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little effect on gross margins or earnings.

     Cost of gas sold decreased in 1994 as a result of lower gas sales volumes and significantly lower market prices for natural gas. For 1993, cost of gas sold decreased as a result of lower gas sales volumes, partially offset by higher spot market prices. In addition, lower fixed costs under a gas purchase contract with ANR reduced the 1993 cost of gas. The cost of gas sold per thousand cubic feet decreased by $.12 (4%) during 1994 and increased by $.07 (3%) during 1993.

     As discussed in the Summary of Accounting Policies, MichCon's rates are set to recover its lost gas costs using an averaging method based on historical lost gas experience. For the seasonal cycle ended August 1994, the actual lost gas experienced was lower than the historical average lost gas amount, which resulted in a $6.2 million reduction in cost of gas during 1994. No significant adjustment occurred during 1993.

     The FERC issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from restructuring. ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1994, ANR filed several transition cost recovery requests. MichCon accrued its portion of these costs totaling $5.4 million, of which $3.9 million is reflected in cost of gas. These transition costs are recoverable through the GCR mechanism, and therefore, an asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that there will be no effect on earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     In 1993, the FERC issued an order which required Panhandle Eastern Pipe Line Company (Panhandle) to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon is currently seeking rehearing of the FERC order. Should MichCon be ultimately unsuccessful in defeating the FERC order, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses increased due to higher postretirement benefit costs of $29.8 million in 1994 being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's efforts to reduce operating costs resulted in a decrease in operation and maintenance expenses in 1993, and helped moderate the 1994 increase. Management is continually assessing ways to improve cost competitiveness and quality of customer service. MichCon recently reorganized along "core business processes," which has streamlined its organizational structure.

     Operation and maintenance expenses in future years may be affected by investigation and remediation costs associated with several environmentally contaminated sites, as discussed in detail in the "Environmental Matters" section that follows. Management anticipates that these costs will not materially affect earnings as such amounts are expected to be recoverable in rates.

     In February 1994, President Clinton submitted a proposed federal budget for the 1995 fiscal year reflecting a 50% reduction in funding for the Low-Income Home Energy Assistance Program (LIHEAP). This proposed reduction was defeated by Congress in October 1994, and $1.3 billion was approved for the 1995 fiscal year, which is a reduction of $.1 billion. In November 1994, however, officials indicated that all federal programs, including LIHEAP, would be reviewed for cuts or elimination. MichCon is working to maintain this funding. LIHEAP funding currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the DSS, with approximately 40% of the funds going to MichCon customers.

DEPRECIATION AND DEPLETION

     The increases in depreciation and depletion in 1994 and 1993 are due to higher plant balances, reflecting capital expenditures of $416 million over the past three years. In addition, higher depreciation rates implemented in January 1994 contributed to the 1994 increase. The higher costs do not materially affect earnings because these costs are reflected in the January 1994 rate increase. Depreciation and depletion expenses are expected to increase in future years due to higher planned capital investments.

PROPERTY AND OTHER TAXES

     Property and other taxes decreased slightly in 1994 as a result from recently enacted Michigan legislation which lowered property taxes offset by increased taxes due to higher property balances and higher Michigan single business tax. Although the tax reduction will lower property taxes in future years, it is not expected to significantly affect earnings because the MPSC has approved the acceleration of amortization of the deferred 1993 postretirement costs to offset these tax savings (Note 8b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

EQUITY IN EARNINGS OF JOINT VENTURES

     The 1994 decrease in earnings from joint ventures was due primarily to higher operating and interest expenses from MichCon's 25% interest in the Blue Lake gas storage project. The 1993 increase in earnings from joint ventures reflects earnings from the storage project which began operations in April 1993.

OTHER INCOME AND DEDUCTIONS

     Interest income decreased in 1993 due to interest received in 1992 on a refund of windfall profit taxes as well as a 1992 interest adjustment on MichCon's energy conservation programs.

     Interest on long-term debt increased in 1994 due to issuing $80 million in first mortgage bonds in September 1994 and $120 million in September 1993. The decrease in 1993 reflects lower financing costs resulting from the refinancing of $160.1 million of first mortgage bonds since September 1992.

     Other interest expense in 1994 and 1993 reflects interest on varying levels of pending customer refunds during the periods.

     Other income and deductions for 1994 and 1993 reflect higher charitable contributions. Other income and deductions for 1993 also reflect the write-off of certain assets.

INCOME TAXES

     Income taxes decreased in 1994 and increased in 1993 as a result of changes in earnings. Additionally, 1993 reflects The Omnibus Budget Reconciliation Act of 1993 which increased the corporate tax rate to 35% effective January 1993. Income taxes were reduced by $3.9 million, $1.2 million and $1.3 million during 1994, 1993 and 1992, respectively, due to the favorable resolution of prior years' tax issues.

ENVIRONMENTAL MATTERS

     Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned sixteen such former manufactured gas plant
(MGP) sites.

     During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Natural Resources (MDNR). None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency (USEPA).

     MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently negotiating a remedial action plan for one site with the MDNR and is conducting more extensive investigations at three other sites. MichCon is, however, involved in a suit with an adjacent property owner regarding one site. Management believes that the property owner's claims have no merit and MichCon is vigorously defending this suit.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1994, MichCon spent $.6 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

investigating its former MGP sites and the balance in the reserve at December 31, 1994 was $5.5 million.

     During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of the reserve. In addition, MichCon notified more than 40 current and former insurance carriers of the environmental conditions at its former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing any claims it may have against these carriers.

     MichCon is currently unable to estimate the future costs to be incurred in the investigation and remediation of its former MGP sites. Management believes, however, that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's financial results.

     MichCon Development Company, a 100 percent owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown. Harbortown is a residential and small commercial development that is being constructed on a 50 acre parcel along the Detroit River. Environmental and other approvals were received in 1984, prior to construction. In 1991, the partnerships undertook additional environmental testing at Harbortown to assess whether there was any potential public health risk from the presence of metals detected in certain past soil samples. In 1992, the MDNR accepted the results of this risk assessment and agreed that there was no health risk to residents due to lead in Harbortown surface soils.

     During 1994, the partnerships completed additional environmental testing and submitted a remedial action plan for Harbortown to the MDNR. The remedy includes meeting certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. The MDNR supported the proposed remedy at a public meeting in early 1995. Management expects approval of the proposed remedy and believes that its implementation will not have a material adverse impact on future development opportunities at Harbortown or the financial statements of MichCon.

     In 1993, MichCon received a general notice of liability letter from the USEPA stating that it is one of two potentially responsible parties at a suspected dump site in Wyandotte, Michigan. The USEPA requested that MichCon undertake a remedial investigation and feasibility study at the site. MichCon has investigated its prior activities in the area, as well as the USEPA's bases for its conclusion, and does not believe that it is responsible for any contamination that may exist at the site. In early 1994, MichCon informed the USEPA of this belief and declined to undertake the requested activities at the site. MichCon has not received any additional requests from the USEPA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

      MichCon's cash flow from operating activities totaled $174.2 million in 1994, increasing $27.8 million compared to 1993. The increase is due primarily to lower working capital requirements. Operating cash flows were sufficient for the payment of cash dividends on common and preferred stock and a portion of capital investments. Cash flow from operating activities in 1993 increased $94.5 million compared to 1992 due to higher income and lower working capital requirements.

FINANCING ACTIVITIES

     During the latter part of each year, short-term debt is generally incurred to finance increases in gas inventories and customer accounts receivable. The short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines of up to $250 million through March 1995 which decrease to $109 million through August 1995. Commercial paper of $143.5 million was outstanding at December 31, 1994 under these lines. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

     In July 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million through April 1995. At December 31, 1994, borrowings of $25 million were outstanding under this program.

     In September 1994, MichCon issued first mortgage bonds totaling $80 million under its existing shelf registration. The proceeds were used to repay short-term obligations and for general corporate purposes. Capital requirements for 1995 are anticipated to be between $200 million and $250 million for capital investments. In anticipation of future permanent capital requirements, MichCon filed an application with the MPSC in November 1994 requesting authority to issue and sell securities and enter into additional long-term financing arrangements of up to $150 million. MichCon's current shelf registrations allow for the issuance of up to an additional $30 million of first mortgage bonds. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. Future long-term debt offerings are expected to carry MichCon's current debt rating of "A."

     MichCon issued $120 million of first mortgage bonds in both 1993 and 1992. The 1993 proceeds were used to redeem approximately $74.9 million of its outstanding first mortgage bonds and for general corporate purposes. These redemptions allowed MichCon to lower its interest costs. The 1992 proceeds were used to finance capital expenditures, permanent working capital requirements and scheduled maturities and sinking fund requirements of long-term debt. A portion of the proceeds was used to redeem $85.2 million of long-term debt in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)

INVESTING ACTIVITIES

     MichCon's capital expenditures for 1994 totaled $145.4 million. This amount represents an increase of $4.1 million compared to 1993. Capital expenditures in 1993 increased by $12.4 million over 1992 due primarily to construction of new distribution lines to reach communities not previously served by MichCon.

     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

EFFECTS OF INFLATION AND PENDING ACCOUNTING PRONOUNCEMENTS

     MichCon's operations are subject to inflationary pressures. Such inflationary pressures exist because the Company's ability to adjust its rates to recover increases in operating costs is dependent upon obtaining approval from the MPSC. The effects of inflation on operating results, however, are mitigated to the extent that assets are financed with debt that will be repaid with dollars of less purchasing power.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                     ----
Consolidated Statement of Income..................................... 23

Consolidated Statement of Financial Position......................... 24

Consolidated Statement of Capitalization............................. 25

Consolidated Statement of Cash Flows................................. 26

Summary of Accounting Policies....................................... 27

Notes to the Consolidated Financial Statements....................... 29

Independent Auditors' Report......................................... 42

Supplementary Financial Information - Quarterly Operating Results
 (Unaudited)......................................................... 43

Financial Statement Schedule for each of the three years in the period ended December 31, 1994, unless otherwise noted-
    Schedule II - Valuation and Qualifying Accounts.................. 44


                             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31                                                      1994            1993            1992
- --------------------------------------------------------                 ----------      ----------      -------
(Thousands of Dollars)                                       Note(s)
OPERATING REVENUES
Gas sales...............................................      6,10       $  954,760      $1,075,856      $1,214,359
Transportation and storage services.....................        6a          113,027         100,134          95,151
Other...................................................                     43,891          47,525          48,275
                                                                         ----------      ----------      ----------

Total operating revenues................................                  1,111,678       1,223,515       1,357,785
                                                                         ----------      ----------      ----------

OPERATING EXPENSES
Cost of gas.............................................        10          529,426         685,679         833,805
Operation and maintenance ..............................        10          313,575         280,182         287,867
Depreciation and depletion..............................                     84,230          73,866          69,773
Property and other taxes................................                     58,129          58,177          58,705
                                                                         ----------      ----------      ----------

Total operating expenses................................                    985,360       1,097,904       1,250,150
                                                                         ----------      ----------      ----------

Operating Income........................................                    126,318         125,611         107,635
                                                                         ----------      ----------      ----------

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES.............                      1,043           1,826            (728)
                                                                         ----------      ----------      ----------

OTHER INCOME AND (DEDUCTIONS)
Interest income.........................................                      4,064           4,205           6,278
Interest on long-term debt..............................                    (27,948)        (25,594)        (27,927)
Other interest expense..................................                     (9,093)         (7,961)         (8,044)
Other...................................................                     (4,677)         (4,772)           (599)
                                                                         ----------      ----------      ----------

Total other income and (deductions).....................                    (37,654)        (34,122)        (30,292)
                                                                         ----------      ----------      ----------

INCOME BEFORE INCOME TAXES..............................                     89,707          93,315          76,615
INCOME TAX PROVISION....................................        11           29,839          30,939          25,794
                                                                         ----------      ----------      ----------

NET INCOME..............................................                     59,868          62,376          50,821
DIVIDENDS ON PREFERRED STOCK............................                        481             727             973
                                                                         ----------      ----------      ----------

NET INCOME AVAILABLE FOR COMMON STOCK...................                 $   59,387      $   61,649      $   49,848
                                                                         ==========      ==========      ==========

The summary of accounting policies and notes to the consolidated financial statements are integral parts of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION

December 31                                                                             1994         1993
- --------------------------------------------------------------------                 ----------   -------
(Thousands of Dollars)                                                  Note(s)
ASSETS

CURRENT ASSETS
Cash and temporary cash investments, at cost (which approximates
  market value).....................................................                 $    1,305   $    2,423
Accounts receivable, less allowance for doubtful accounts of
  $15,322 and $18,776, respectively.................................                    134,980      163,659
Accrued unbilled revenues...........................................                     82,233      100,216
Gas in inventory....................................................      1              77,843       35,099
Property taxes assessed applicable to future periods................                     52,163       49,860
Other...............................................................                     23,102       25,239
                                                                                     ----------   ----------
                                                                                        371,626      376,496
                                                                                     ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS
Investment in and advances to joint ventures........................                     20,791       18,784
Deferred postretirement benefit.....................................      8b             19,887       25,190
Other...............................................................      5d             42,044       28,143
                                                                                     ----------   ----------
                                                                                         82,722       72,117
                                                                                     ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, at cost..............................      7           2,189,150    2,084,516
Less - Accumulated depreciation and depletion.......................                  1,071,588    1,024,009
                                                                                     ----------   ----------
                                                                                      1,117,562    1,060,507
                                                                                     ----------   ----------
                                                                                     $1,571,910   $1,509,120
                                                                                     ==========   ==========

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
Accounts payable....................................................                 $   80,671   $   92,751
Notes payable.......................................................       4            168,457      260,304
Current portion of long-term debt, capital lease obligations
  and redeemable cumulative preferred stock.........................     2b,7             4,225        4,112
Federal income, property and other taxes payable....................                     85,806       60,543
Refunds payable to customers........................................      6b             19,559       10,793
Customer deposits...................................................                     11,563       13,249
Deferred income taxes - current.....................................      11                  -       15,239
Other...............................................................      5b             50,670       52,036
                                                                                     ----------   ----------
                                                                                        420,951      509,027
                                                                                     ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes...................................      11            144,407      143,244
Unamortized investment tax credit...................................                     38,294       40,151
Tax benefits amortizable to customers...............................                     22,895       30,996
Accrued postretirement benefit......................................      8b             23,507        2,087
Other...............................................................      5d             53,076       41,373
                                                                                     ----------   ----------
                                                                                        282,179      257,851
                                                                                     ----------   ----------

COMMITMENTS AND CONTINGENCIES.......................................     5,7

CAPITALIZATION (SEE ACCOMPANYING STATEMENT)
Long-term debt, including capital lease obligations.................     2a,7           448,329      370,839
Redeemable cumulative preferred stock...............................      2b              2,618        5,618
Common shareholder's equity.........................................                    417,833      365,785
                                                                                     ----------   ----------
                                                                                        868,780      742,242
                                                                                     ----------   ----------
                                                                                     $1,571,910   $1,509,120
                                                                                     ==========   ==========

The summary of accounting policies and notes to the consolidated financial statements are integral parts of this statement.

                             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CAPITALIZATION

Year Ended December 31                                                                   1994          1993          1992
- ----------------------------------------------------------------------                 --------      --------      ------
(Thousands of Dollars)                                                     Note(s)
LONG-TERM DEBT, EXCLUDING CURRENT REQUIREMENTS                              2a
First Mortgage Bonds
  9-1/4% series due 1996..............................................                 $      -      $      -      $  6,000
  6-1/4% series due 1997..............................................                   50,000        50,000        50,000
  8-5/8% series due 1997..............................................                        -             -         7,069
  5-3/4% series due 2001..............................................                   60,000        60,000             -
  8% series due 2002..................................................                   70,000        70,000        70,000
  9-1/8% series due 2004..............................................                   55,000        55,000        55,000
  8-1/4% series due 2014..............................................                   80,000             -             -
  9-1/8% series due 2017..............................................                        -             -        60,000
  9-1/2% series due 2019..............................................                    5,000         5,000         5,000
  9-1/2% series due 2021..............................................                   40,000        40,000        40,000
  6-3/4% series due 2023..............................................                   19,109        20,000             -
  7% series due 2025..................................................                   40,000        40,000             -
  Unamortized premium and (discount) - net............................                   (1,508)         (920)         (549)
Unsecured Notes - 9-3/4% series due 2000..............................                   12,000        12,000        12,000
Long-term capital lease obligations...................................       7           16,459        17,625        18,253
Other long-term debt..................................................                    2,269         2,134         2,053
                                                                                       --------      --------      --------

Total ................................................................                  448,329       370,839       324,826
                                                                                       --------      --------      --------

PREFERENCE STOCK, par value $1 per share - authorized 4,000,000 shares, outstanding - none

REDEEMABLE CUMULATIVE PREFERRED STOCK, EXCLUDING CURRENT REQUIREMENTS, par
  value $1 per share - authorized 7,000,000 shares, outstanding
  104,732, 224,732, and 360,000 shares, respectively, $2.05 Series....       2b           2,618         5,618         9,000
                                                                                       --------      --------      --------

COMMON SHAREHOLDER'S EQUITY
COMMON STOCK, par value $1 per share - authorized, for
  all periods, 15,100,000 shares; issued 10,300,000 shares............                   10,300        10,300        10,300
                                                                                       --------      --------      --------

ADDITIONAL PAID-IN CAPITAL
Balance - beginning of period.........................................                  203,616       203,616       178,616
Equity investment.....................................................       2c               -             -        25,000
Other.................................................................                    1,161             -             -
                                                                                        -------      --------      --------

Balance - end of period...............................................                  204,777       203,616       203,616
                                                                                       --------      --------      --------

RETAINED EARNINGS
Balance - beginning of period.........................................                  151,869       165,220       115,372
Net income............................................................                   59,868        62,376        50,821
Cash dividends declared
  Common stock........................................................                   (8,500)      (75,000)            -
  Preferred stock.....................................................                     (481)         (727)         (973)
                                                                                       --------      --------      --------

Balance - end of period...............................................                  202,756       151,869       165,220
                                                                                       --------      --------      --------

Total common shareholder's equity.....................................                  417,833       365,785       379,136
                                                                                       --------      --------      --------


Total capitalization..................................................                 $868,780      $742,242      $712,962
                                                                                       ========      ========      ========

The summary of accounting policies and notes to the consolidated financial statements are integral parts of this statement.

                             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31                                                                1994         1993         1992
- ---------------------------------------------------------------------               ---------    ---------    ------
(Thousands of Dollars)                                                    Note(s)
CASH FLOW FROM OPERATING ACTIVITIES
Net income...........................................................               $  59,868    $  62,376    $  50,821
Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation and depletion
      Per consolidated statement of income...........................                  84,230       73,866       69,773
      Charged to other accounts......................................                   7,229        6,451        6,384
    Deferred income taxes - current..................................                 (16,599)       6,814       13,987
    Deferred income taxes and investment tax credit - net............      11          (8,795)      13,805        3,412
    Other............................................................                    (297)      (3,350)       1,220
                                                                                    ---------    ----------   ---------
                                                                                      125,636      159,962      145,597
    Changes in assets and liabilities, exclusive of changes shown
      separately.....................................................                  48,532      (13,599)     (93,726)
                                                                                    ---------    ---------    ---------

Net cash provided from operating activities..........................                 174,168      146,363       51,871
                                                                                    ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
Notes payable - net..................................................      4          (91,847)      19,083       60,831
Additional paid-in capital...........................................                   1,161            -            -
Cash dividends paid
  Common stock.......................................................                  (8,500)     (75,000)           -
  Preferred stock....................................................                    (522)        (768)      (1,014)
Issuance of long-term debt...........................................      2a          78,620      118,129      118,724
Retirement of long-term debt and preferred stock.....................      2a,2b       (4,809)     (84,160)    (115,542)
Equity investment....................................................      2c               -            -       25,000
                                                                                    ---------    ---------    ---------

Net cash provided from (used for) financing activities...............                 (25,897)     (22,716)      87,999
                                                                                    ---------    ----------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures.................................................                (145,421)    (141,279)    (128,849)
Investment in joint ventures.........................................                  (1,992)      (2,802)     (12,505)
Sale of unconsolidated entities of Trading Company...................      3                -       19,898            -
Advances to joint ventures...........................................                       -            -        2,436
Other................................................................                  (1,976)         981       (1,876)
                                                                                    ---------     --------    ---------

Net cash used for investing activities...............................                (149,389)    (123,202)    (140,794)
                                                                                    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS.......                  (1,118)         445         (924)
CASH AND TEMPORARY CASH INVESTMENTS, JANUARY 1.......................                   2,423        1,978        2,902
                                                                                    ---------    ---------    ---------

CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31.....................               $   1,305    $   2,423    $   1,978
                                                                                    =========    =========    =========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN
  SEPARATELY
Accounts receivable - net............................................               $  27,936    $  27,015    $  (6,119)
Accrued unbilled revenues............................................                  17,983       (9,831)     (41,022)
Gas in inventory.....................................................                 (42,744)      12,748       11,830
Accounts payable.....................................................                 (12,080)     (18,666)       9,082
Federal income, property and other taxes payable.....................                  25,263      (23,347)     (15,546)
Refunds payable to customers.........................................                   8,766        7,493      (39,678)
Deferred assets and liabilities......................................                  25,225      (20,170)      (9,362)
Other current assets and liabilities.................................                  (1,817)      11,159       (3,929)
Take-or-pay - net....................................................                       -            -        1,018
                                                                                    ---------    ---------    ---------
                                                                                    $  48,532    $ (13,599)   $ (93,726)
                                                                                    =========    =========    =========
SUPPLEMENTAL DISCLOSURES
Cash paid for:
  Interest, net of amounts capitalized...............................               $  34,863    $  33,839    $  41,461
                                                                                    =========    =========    =========

  Federal income taxes...............................................               $  41,786    $  18,087    $  25,869
                                                                                    =========    =========    =========

The summary of accounting policies and notes to the consolidated financial statements are integral parts of this statement.

                                      26

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


     The principal accounting policies of MichCon and its subsidiaries are set forth below. MichCon is subject to the accounting requirements of and rate regulation by the MPSC with respect to the distribution and intrastate transportation of natural gas.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities. Certain reclassifications have been made to prior years' statements to conform with the 1994 presentation.

REVENUES AND COST OF GAS

     MichCon accrues revenues for gas service provided but unbilled at month end equal to the recoverable cost of gas sold. Annual gas cost proceedings before the MPSC permit MichCon to recover the prudent and reasonable cost of gas sold. Any overcollection or undercollection of costs, including interest, will be refunded or billed to customers.

     MichCon's rates are set to recover its lost gas costs using an averaging method based on historical lost gas experience. Prior to 1993, MichCon deferred or accrued revenues for differences between historical average lost gas amounts and the actual amount experienced during the seasonal cycles ended August 31 of each year. However, as a result of an October 1993 General Rate Case order, MichCon no longer defers or accrues revenues for these differences in lost gas amounts. The amounts previously deferred or accrued are being amortized to income over the subsequent five years.

FINANCIAL INSTRUMENTS

     In order to manage interest rate exposure, MichCon engages in interest rate swap agreements that exchange fixed and variable rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. The principal amounts of such agreements are used solely to measure interest to be paid or received. Interest rate swaps are subject to market risk as interest rates fluctuate. The difference to be paid or received on these swaps is accrued and recorded as an adjustment to interest expense over the life of the agreements.

     The fair values of financial instruments are estimated based on quotes from brokers or current rates offered for instruments with similar characteristics.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                    SUMMARY OF ACCOUNTING POLICIES (Concluded)


DEPRECIATION AND DEPLETION

     MichCon provides depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 4.5%, 4.2% and 4.2% in 1994, 1993 and 1992, respectively.

INCOME TAXES AND INVESTMENT TAX CREDIT

     Effective January 1993, MichCon adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

     Due to current tax rates being lower than the tax rates in effect when the original deferred taxes were recorded, net excess deferred taxes on existing utility plant in service are included in a Tax Benefits Amortizable to Customers account. Also included in this account is the reduction in income taxes that will result from the amortization of accumulated investment tax credits. These tax benefits are being amortized to customers through reduced rates over the life of the related plant.

     In accordance with MPSC requirements, investment tax credits relating to utility property placed into service were deferred and are being credited to income over the life of the related property.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. MichCon's subsidiaries also capitalize an allowance for debt funds used during construction. The total amount capitalized was $839,000, $1,997,000 and $1,439,000 in 1994, 1993 and 1992, respectively.

DEFERRED DEBT COSTS

     In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

REFUNDS PAYABLE TO CUSTOMERS

     MichCon accrues amounts to be paid to customers in accordance with various refund requirements. These requirements relate to pipeline supplier refunds received, gas cost overcollections, supply realignment cost overcollections, and the gross margin from gas storage, transportation and sales to certain customers when the total margin exceeds that assumed in rate orders.

CONSOLIDATED STATEMENT OF CASH FLOWS

     For purposes of this statement, MichCon considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1994, the replacement cost exceeded the $77,843,000 LIFO cost by $128,338,000 and at December 31, 1993, the replacement cost exceeded the $35,099,000 LIFO cost by $168,569,000. MichCon's current GCR tariff provisions prevent MichCon from retaining any benefits from a lower cost of gas sold resulting from liquidating quantities of LIFO inventory.


2.   CAPITALIZATION

     a.  LONG-TERM DEBT

     The following long-term debt was issued during 1994 and 1993:

                                                                         Amount
        Issue Date                       Description                     Issued
     ---------------            ----------------------------          -----------
     September 1994             First Mortgage Bonds,                 $80,000,000
                                8-1/4%, due May 2014

     September 1993             First Mortgage Bonds,                 $60,000,000
                                5-3/4%, due May 2001

                                First Mortgage Bonds,                 $20,000,000
                                6-3/4%, due November 2023

                                First Mortgage Bonds,                 $40,000,000
                                7%, due May 2025

    The proceeds received from the September 1993 debt issuances were used in part to redeem three existing series of first mortgage bonds totaling approximately $74,900,000. Substantially all of the properties of MichCon are pledged as security for the payment of outstanding first mortgage bonds.

    MichCon has a variable interest rate swap agreement through April 2000 on $12,000,000 of unsecured notes which has effectively reduced the cost of this debt from 9.8% to 4.6% for the year ended December 31, 1994.

    Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1994 are $58,000 in 1995, $60,000 in 1996, $50,061,000 in 1997, $63,000 in 1998, and $20,065,000 in
1999.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     b.  REDEEMABLE CUMULATIVE PREFERRED STOCK

     At MichCon's option, all or part of the Cumulative Preferred Stock, $2.05 Series, is redeemable, at prices progressively decreasing to $25 per share. Sinking fund provisions require that 60,000 shares be retired annually and also provide for a noncumulative option to retire an additional 60,000 shares each year. Holders are entitled to vote with MichCon's common shareholder. MichCon redeemed 120,000 shares at the sinking fund redemption price of $25 per share in January 1995.

     c.  ADDITIONAL CAPITAL

     During 1992, MCN Corporation invested $25,000,000 in MichCon as an additional equity investment. These funds were used to finance MichCon's capital expenditures, repay existing debt and for general corporate purposes.


3.   SALE OF SUBSIDIARY

     On June 30, 1993, MichCon discontinued the businesses of its gas marketing subsidiary, Trading Company, and sold the net assets to subsidiaries of MCN Corporation, its parent company. MichCon accounted for the transaction as a sale of part of a line of business. The final sales price of the transaction equaled the book value of Trading Company's net assets of approximately $42,000,000. As a result of the independent evaluation performed in the fourth quarter of 1993, no further price adjustment was required. Trading Company's contribution to MichCon's consolidated net income was approximately $579,000 and $2,001,000 for the years ended 1993 and 1992, respectively.

     MichCon received approximately $42,000,000 as payment for the sale. Consistent with MichCon's objective to maintain a balanced capital structure, MichCon then paid a $21,000,000 special dividend to MCN in July 1993.


4.   NOTES PAYABLE

     During 1994, MichCon renewed its annual bank lines of credit allowing it to borrow up to $250,000,000 through March 1995 decreasing to $109,000,000 through August 1995. These lines are at interest rates generally less than the prevailing prime rate. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1994 and 1993, totaled $143,457,000 and $260,304,000, respectively, at weighted average interest rates of 5.8% and 3.4%, respectively. Fees are paid to compensate banks for lines of credit.

     During 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25,000,000 through April 1995. At December 31, 1994, borrowings of $25,000,000 were outstanding under this program at an interest rate of 6.1%.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   COMMITMENTS AND CONTINGENCIES

     a.  GUARANTY

     A subsidiary of MichCon and an unaffiliated corporation have formed a series of partnerships which are engaged in the construction and development of a residential community on the Detroit riverfront (Harbortown). One of the partnerships obtained $12,000,000 of tax-exempt financing through the Michigan State Housing Development Authority due June 2004. The interest rate on this note was 4.4%, and 2.5% at December 31, 1994 and 1993, respectively. Both partners and their parent corporations have issued guaranties for the full amount of this financing and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

     b.  ENVIRONMENTAL MATTERS

     Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned sixteen such former manufactured gas plant (MGP) sites.

     During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Natural Resources (MDNR). None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency (USEPA).

     MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently negotiating a remedial action plan for one site with the MDNR and is conducting more extensive investigations at three other sites. MichCon is, however, involved in a suit with an adjacent property owner regarding one site. Management believes that the property owner's claims have no merit and MichCon is vigorously defending this suit.

     In 1984, MichCon established an $11,700,000 reserve for environmental investigation and remediation. During 1994, MichCon spent $600,000 investigating these former MGP sites and the balance in the reserve at December 31, 1994 was $5,500,000.

     During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of the reserve. In addition, MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing any claims it may have against these carriers.

     MichCon is currently unable to estimate the future costs to be incurred in the investigation and remediation of the former MGP sites. Management believes, however, that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's financial results.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     MichCon Development Company, a 100% owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown. Harbortown is a residential and small commercial development that is being constructed on a 50 acre parcel along the Detroit River. Environmental and other approvals were received in 1984, prior to construction. In 1991, the partnerships undertook additional environmental testing at Harbortown to assess whether there was any potential public health risk from the presence of metals detected in certain past soil samples. In 1992, the MDNR accepted the results of this risk assessment and agreed that there was no health risk to residents due to lead in Harbortown surface soils.

     During 1994, the partnerships completed additional environmental testing and submitted a remedial action plan for Harbortown to the MDNR. The remedy includes meeting certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. The MDNR supported the proposed remedy at a public meeting in early 1995. Management expects approval of the proposed remedy and believes that its implementation will not have a material adverse impact on future development opportunities at Harbortown or the financial statements of MichCon.

     In 1993, MichCon received a general notice of liability letter from the USEPA stating that MichCon is one of two potentially responsible parties at a suspected dump site in Wyandotte, Michigan. The USEPA requested that MichCon undertake a remedial investigation and feasibility study at the site. MichCon has investigated its prior activities in the area, as well as the USEPA's bases for its conclusion, and does not believe that it is responsible for any contamination that may exist at the site. In early 1994, MichCon informed the USEPA of this belief and declined to undertake the requested activities at the site. MichCon has not received any additional requests from the USEPA.

     c.  COMMITMENTS

     To ensure a reliable supply of natural gas at competitive prices, MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchase prices under these contracts are determined by formulas based on market prices. In 1995, MichCon has firm purchase commitments for approximately 125 Bcf of gas. This annual commitment declines each year, through the year 2005. The Company expects that sales will exceed its minimum purchase commitments. The Company is also committed to pay demand charges of $67,389,000 during 1995 related to firm purchase and transportation agreements. These demand charges are recoverable through the GCR mechanism.

     Capital investments for 1995 are estimated to be between $200,000,000 and $250,000,000 and certain commitments have been made in connection therewith.

     d.  INTERSTATE PIPELINE RESTRUCTURING

     The FERC issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1994, ANR filed several requests for recovery of these transition costs. MichCon accrued its portion totaling $5,400,000, of which $3,900,000 is reflected in cost of gas. The MPSC has held that these transition costs are recoverable through the Gas Cost Recovery (GCR) mechanism, and therefore, an asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that these costs will have no effect on earnings.

     In 1993, the Federal Energy Regulatory Commission (FERC) issued an order in which Panhandle refunded to MichCon the costs of certain direct billings totaling $5,400,000 plus interest of $4,400,000. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4,400,000 in interest from MichCon. MichCon is currently seeking rehearing of the FERC order. Should MichCon be ultimately unsuccessful in defeating the FERC order, it is anticipated that these costs will be recoverable through the GCR mechanism, and therefore, an asset has been recorded for their future recovery.

     e.  OTHER

     MichCon is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on the Company's financial statements.


6.   RATE MATTERS

     a.  GENERAL RATE PROCEEDINGS

     In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15,700,000, beginning in January 1994. The higher rates include $28,700,000 for retiree health care benefits recognized under new accounting requirements and $8,100,000 for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's allowed rate of return on common equity to 11.5%.

     During 1993 and 1992, MichCon had been operating under a comprehensive agreement which provided for an operating incentive plan that allowed for annual rate adjustments to recover the effects of inflation on operation and maintenance expenses based on changes in the Consumer Price Index. MichCon received an inflation-related increase in rates of $4,900,000 effective January 1992.

     The comprehensive agreement also contained a performance incentive provision designed to adjust rates if weather-normalized earnings were above or below a specified range of return on common equity. Increased gas markets enabled MichCon to earn returns above the specified range in 1992 which resulted in a portion of these higher earnings being shared with customers. A provision for this sharing of earnings with customers was recorded in 1992, which reduced net income by $5,900,000.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     MichCon received MPSC approval to increase rates from March 1992 through February 1993 by $6,800,000 to recover its costs relating to the DSS Heating Assistance Plan. This program was extended through February 1994 with the MPSC approving rates of $10,500,000, effective February 1993. MichCon also received MPSC approval to extend $6,000,000 of rates to recover its costs related to DSS uncollectible gas accounts for 1993.

     The MPSC approved MichCon's requests for a rate increase of $19,900,000, effective September 1991, and $3,900,000 effective November 1992, in order to implement MichCon's Supply Realignment Plan. The increased rates were needed to recover the costs of maintaining a higher level of gas in inventory, to replace the reduction in storage revenue resulting from using MichCon's storage capacity for the benefit of gas sales customers, and to cover transportation costs incurred to integrate gas supply to certain gas markets serviced by MichCon.

     b.  GAS COST RECOVERY AND REFUNDS

     At December 31, 1994, refunds payable to customers totaled
$19,600,000 consisting primarily of 1994 GCR overcollections.

     At December 31, 1993, refunds payable to customers totaled
$10,800,000 consisting primarily of $7,500,000 of supply realignment overcollections and $5,800,000 of excess transportation and storage revenues. These amounts are partially offset by $4,600,000 of 1993 GCR undercollections.


7.   CAPITAL AND OPERATING LEASES

     MichCon leases certain property (principally an office building, a warehouse and a parking structure) under lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office building and parking structure are subleased to various tenants.

     The gross amount of assets recorded under capital leases and the related accumulated depreciation at December 31, 1994 are $26,887,000 and $9,261,000, respectively. The gross amount of assets and related accumulated depreciation at December 31, 1993 were $26,887,000 and $8,206,000, respectively.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Minimum rental commitments under noncancelable capital leases at December 31, 1994 are as follows:

Year
- ------------------------------------------
(Thousands of Dollars)
1995 .....................................   $  2,908
1996 .....................................      2,908
1997 .....................................      2,908
1998 .....................................      2,908
1999 .....................................      2,908
2000 and thereafter ......................     13,378
                                             --------
Total minimum lease payments .............     27,918
Less:  Amount representing interest ......     10,292
                                             --------
Present value of minimum lease payments ..     17,626
Less:  Current portion ...................      1,167
                                             --------
Long-term obligations ....................   $ 16,459
                                             ========

     Total minimum lease payments for capital leases have not been reduced by future minimum sublease receipts of $10,200,000 under noncancelable subleases.

     Capital and operating lease payments for the years ended December 31 consist of the following:

                                             1994      1993       1992
- -----------------------------------------   ------    -------   -------
(Thousands of Dollars)
CAPITAL LEASE EXPENSE:
Depreciation expense ....................   $ 1,056   $   941   $   847
Interest expense ........................     1,853     1,923     2,003
                                            -------   -------   -------
Total capital lease expense .............   $ 2,909   $ 2,864   $ 2,850
                                            =======   =======   =======

OPERATING LEASE EXPENSE .................   $ 2,400   $ 2,400   $ 1,800
                                            =======   =======   =======


8.   RETIREMENT BENEFITS

     a.  PENSION PLAN BENEFITS

     MichCon maintains separate defined benefit retirement plans for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on the employee's compensation and years of credited service. MichCon's funding policy is to fund each year's actuarially determined funding requirements of the plans, subject to regulations issued by the Internal Revenue Service. Currently, these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1994, 1993 or 1992 plan years were made and none will be made for the 1995 plan year.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             1994        1993        1992
- -----------------------------------------------------      --------   ---------    --------
(Thousands of Dollars)
Service cost - benefits earned during the period.....      $ 12,267   $  10,579    $  9,890
Interest cost on projected benefit obligations.......        29,742      29,393      28,316
Actual (return) loss on plan assets..................        15,101    (105,373)    (40,188)
Net amortization and deferral........................       (59,427)     64,016         853
                                                           ---------  ---------    --------
Pension credit.......................................      $ (2,317)  $  (1,385)   $ (1,129)
                                                           ========   =========    ========

     The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as prepaid pension cost in the Consolidated Statement of Financial Position:

                                                                     1994          1993
- ---------------------------------------------------------         ---------      --------
(Thousands of Dollars)

Measurement date.........................................         October 31     October 31
Actuarial present value
   Accumulated vested benefit obligations................          $317,409       $360,645
   Accumulated nonvested benefit obligations.............            23,344         25,920
                                                                   --------       --------
   Total accumulated benefit obligations.................          $340,753       $386,565
                                                                   ========       ========
   Projected benefit obligations for service
     rendered to date....................................          $389,076       $457,568
Plan assets at measurement date..........................           561,592        598,903
                                                                   --------       --------
Plan assets in excess of projected benefit obligations...           172,516        141,335
Less: Unrecognized net asset at transition...............            49,688         54,681
      Unrecognized prior service cost....................             3,004          3,233
      Unrecognized net gain..............................           111,526         77,440
                                                                  ---------       --------

Prepaid pension cost recognized in the
  Consolidated Statement of Financial Position...........          $   8,298      $   5,981
                                                                   =========      =========

     In determining the actuarial present value of the projected benefit obligations, the weighted average discount rate was 8.0% for 1994 and 6.5% for 1993. The rate of increase in future compensation levels used was 5.0% for 1994 and 1993. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 7.5% for 1994 and 1993.

     Following the conclusion of union negotiations in December 1994, these pension plans were amended to enhance certain benefits to participants, effective January 1995. The amendments are estimated to increase the projected benefit obligation by $5,700,000 and the annual service and interest costs by $600,000. The impact of the amendments is not reflected in the retirement amounts as of December 31, 1994.

     MichCon also sponsors several defined contribution pension plans. Participation in one of these plans is available to substantially all union and non-union employees. Company contributions to these plans are based upon salary and the matching of employee contributions up to certain predefined limits. The cost of these plans was $5,100,000 in 1994, $4,900,000 in 1993, and $4,900,000 in 1992.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


b.   OTHER POSTRETIREMENT BENEFITS

     MichCon provides certain health care and life insurance benefits for retired employees. Substantially all of MichCon's employees may become eligible for these benefits if they reach retirement age while working for the Company. Cash costs paid out for claims totaled $11,100,000, $10,600,000 and $10,700,000 for the years 1994, 1993 and 1992, respectively.

     Effective January 1993, MichCon adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the use of accrual accounting for postretirement benefits. Consistent with a December 1992 MPSC order, MichCon deferred its 1993 postretirement benefit costs in excess of claims paid (including the amortization of the initial transition obligation) until January 1994 when new rates to recover such costs became effective.

     The deferred 1993 costs were initially being amortized over a period of 19 years. However, in June 1994, the MPSC approved a settlement agreement allowing MichCon to offset the impact of a net reduction in property and other taxes, resulting from federal and Michigan legislative changes, against its deferred 1993 postretirement costs. This will accelerate the amortization of the deferred postretirement cost from 19 years to approximately four years.

     In December 1993, MichCon established a policy of funding its postretirement benefit costs in which these costs are funded to the extent such amounts are recoverable in rates. During 1993, MichCon established separate qualified Voluntary Employees' Beneficiary Association (VEBA) trusts for its union and nonunion employees. In December 1993, MichCon initiated funding to the VEBA trusts totaling $28,700,000. Additional contributions of $8,307,000 and $21,900,000 were made in December 1994 and January 1995, respectively. The expected weighted average long-term rate of return on plan assets, which are invested in life insurance policies, equity securities and fixed income securities, was 7.4% for 1994.

     Net postretirement cost for the years ended December 31, includes the following components:

                                                                     1994          1993
- --------------------------------------------------------           --------       -------
(Thousands of Dollars)
Service cost - benefits earned during the period........            $ 7,464       $ 7,334
Interest cost on accumulated benefit obligation.........             21,139        19,890
Actual loss on assets...................................                489             -
Amortization of transition obligation...................             14,207        14,207
Deferred loss on assets.................................             (2,607)            -
                                                                    -------       -------
Total postretirement cost...............................             40,692        41,431
Regulatory adjustment...................................              5,303       (25,190)
                                                                    -------       -------

Net postretirement cost.................................            $45,995       $16,241
                                                                    =======       =======

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

                                                                          1994        1993
- -----------------------------------------------------------------      ----------   ---------
(Thousands of Dollars)

Measurement date.................................................      October 31   October 31
Accumulated Postretirement Benefit Obligation:
  Retirees......................................................        $152,748     $188,414
  Fully eligible active participants............................          30,207       44,963
  Participants with less than 30 years of service...............          68,874       91,847
                                                                        --------     --------
Total accumulated postretirement benefit obligation..............       $251,829     $325,224
                                                                        ========     ========

Plan assets at measurement date..................................       $ 28,211     $      -
Less: Unrecognized transition obligation.........................        255,726      269,933
      Unrealized net (gain) loss.................................        (63,922)      24,504
      Contributions made after measurement date..................          8,307       28,700
                                                                       ---------    ---------
Accrued postretirement liability recognized in the
  Consolidated Statement of Financial Position...................      $  23,507     $  2,087
                                                                       =========     ========

     The rate at which health care costs are assumed to increase is the most significant factor in establishing MichCon's postretirement benefit obligation. MichCon used a rate of 15% for 1993, 14% for 1994, and a rate that gradually declines each year until it stabilizes at 5% in 2003. A one percentage point increase in the assumed rate would increase the accumulated postretirement benefit obligation at December 31, 1994 by 13.5% and increase the sum of the service cost and interest cost by 15.9% for the year then ended. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 6.5% for 1994 and 1993, respectively.

     MichCon has amended certain provisions of its retiree health care benefit plans which go into effect January 1995. The amendments are estimated to reduce the accumulated postretirement benefit obligation by $12,800,000 and the annual service and interest costs by $1,700,000. These reductions are not reflected in the accrued postretirement obligation as of December 31, 1994.


9.   FINANCIAL INSTRUMENTS

     MichCon has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgement is required in developing the estimates of fair value presented herein and therefore, the values are not necessarily indicative of the amounts that MichCon could realize in a current market exchange. The carrying amounts of certain financial instruments such as notes payable and customer deposits are assumed to approximate the fair value due to the short-term nature of these items.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The carrying amount and the estimated fair value of other financial instruments consist of the following:

                                                               1994                     1993
                                                     ----------------------     -------------------

                                                                  Estimated               Estimated
                                                      Carrying      Fair        Carrying    Fair
                                                       Amount       Value        Amount     Value
- ------------------------------------------------     ---------    ---------    ---------  ---------
(Thousands of Dollars)
ASSETS:
Notes receivable and advances...................     $   1,436    $   1,436    $   1,436   $  1,436

LIABILITIES AND SHAREHOLDERS' EQUITY:
Long-term debt, excluding capital
  lease obligations.............................       431,870      412,532      353,214    378,451
Redeemable cumulative preferred
  stock, including current portion..............         5,618        5,658        8,618      8,955

OFF-BALANCE SHEET UNREALIZED GAINS:
Interest rate swap agreement....................                        693                   2,468

The estimated fair values are determined based on the following:

     Notes receivable and advances - interest rates currently available to MichCon for investments with similar maturities and credit quality assumptions.

     Long-term debt - interest rates currently available to MichCon for issuance of debt with similar terms and remaining maturities.

     Redeemable cumulative preferred stock - quoted market price.

     Interest rate swap agreements - the estimated amount that MichCon would receive or pay to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties.

     Guaranty - management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 5a) due to the nature of the related party transaction and the fact that there is no similar market for the instrument.

     The fair value estimates presented herein are based on information available to management as of December 31, 1994 and 1993. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  RELATED PARTY TRANSACTIONS

     MichCon enters into transactions with affiliated companies to sell and purchase natural gas and to purchase computer operations services. The following is a summary of transactions with the affiliated companies:

                                                                  1994        1993       1992
- -------------------------------------------------------        ---------    --------    --------
(Thousands of Dollars)
Gas, storage and transportation sales..................         $  4,300    $ 14,200    $ 19,900
                                                                ========    ========    ========

Gas purchases..........................................         $      -    $ 12,900    $  2,900
                                                                ========    ========    ========

Purchase of computer operations services...............         $ 15,700    $ 15,300    $ 15,600
                                                                ========    ========    ========


11.  SUMMARY OF INCOME TAXES

     Effective January 1993, MichCon adopted SFAS No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96. No cumulative adjustment was necessary for the adoption of this standard because its provisions are not materially different than those applied under the previous standard which MichCon adopted in 1987.

                                                                  1994        1993        1992
- -------------------------------------------------------        ---------   ---------   ---------
(Thousands of Dollars)
EFFECTIVE FEDERAL INCOME TAX RATE......................             33.3%       33.9%       33.2%
                                                                 =======     =======     =======

INCOME TAXES CONSIST OF:
Current provision......................................          $55,560     $10,075     $ 8,981
Deferred provision.....................................          (23,864)     22,757      18,757
Investment tax credit - net............................           (1,857)     (1,893)     (1,944)
                                                                 -------     -------     -------

Total Income Taxes.....................................          $29,839     $30,939     $25,794
                                                                 =======     =======     =======

RECONCILIATION BETWEEN STATUTORY AND ACTUAL INCOME TAXES:
Statutory federal income taxes at a rate of 35%,
  35%, and 34%, respectively...........................          $31,397     $32,660     $26,049

Adjustments to federal tax expense:
  Excess of book over tax depreciation, allowed........            6,119       4,302       4,279
  Adjustments to federal income taxes provided in
    prior periods......................................           (3,888)     (1,187)     (1,320)
  Amortization of investment tax credit................           (1,857)     (1,893)     (1,944)
  Other - net..........................................           (1,932)     (2,943)     (1,270)
                                                                 -------     -------     -------

Total Income Taxes.....................................          $29,839     $30,939     $25,794
                                                                 =======     =======     =======

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

     Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. The tax effect of temporary differences that gave rise to MichCon's deferred tax assets and liabilities consisted of the following:

YEAR ENDED DECEMBER 31                                                     1994          1993
- ---------------------------------------------------------------------    --------      --------
(Thousands of Dollars)
DEFERRED TAX ASSETS:
  Uncollectibles.....................................................    $  5,293      $  6,502
  Deferred lost gas cost.............................................         295         2,266
  Vacation accrual...................................................       3,101         1,952
  Refunds payable....................................................       6,284             -
  Other..............................................................       3,300         2,090
                                                                         --------      --------
    Total deferred tax assets........................................    $ 18,273      $ 12,810
                                                                         --------      --------

DEFERRED TAX LIABILITIES:
  Depreciation and other property related
     basis differences, net..........................................    $141,570      $129,543
  Property taxes.....................................................      12,183        17,442
  Postretirement benefit costs, net..................................         366        10,045
  Receivable from GCR customers......................................           -         6,524
  Other..............................................................       7,201         7,739
                                                                         --------      --------
    Total deferred tax liabilities...................................     161,320       171,293
                                                                         --------      --------
Net deferred tax liability...........................................     143,047       158,483
Less:  Net deferred tax (asset) liability - current..................      (1,360)       15,239
                                                                         --------      --------

Net deferred tax liability - noncurrent..............................    $144,407      $143,244
                                                                         ========      ========

     The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, increased the corporate income tax rate from 34% to 35%, effective January 1993.

     MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.

                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions effective January 1, 1993, to conform with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."



Deloitte & Touche LLP
Detroit, Michigan

February 6, 1995

                      SUPPLEMENTARY FINANCIAL INFORMATION


QUARTERLY OPERATING RESULTS (UNAUDITED)

Due to the seasonal nature of MichCon's business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

                                    First       Second        Third       Fourth
                                   Quarter      Quarter      Quarter      Quarter
                                 ----------   ----------    ----------   ----------
                                             (Thousands of Dollars)
1994
Operating Reveunes ............   $ 534,356   $ 171,857    $ 107,289    $ 298,176
Operating Income (loss) .......   $ 107,753   $   5,594    $ (20,916)   $  33,887
Net Income (loss) .............   $  64,962   $  (1,576)   $ (19,096)   $  15,578
Net Income (loss) applicable
  to common stock .............   $  64,826   $  (1,691)   $ (19,211)   $  15,463

1993
Operating Revenues ............   $ 524,281   $ 243,428    $ 111,428    $ 344,378
Operating Income (loss) .......   $  86,737   $   7,940    $ (12,024)   $  42,958
Net Income (loss) .............   $  52,188   $   2,473    $ (12,528)   $  20,243
Net Income (loss) applicable
  to common stock .............   $  51,991   $   2,296    $ (12,705)   $  20,067

                                                                 SCHEDULE II

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (THOUSANDS OF DOLLARS)


                     COLUMN A                        COLUMN B              COLUMN C            COLUMN D        COLUMN E

                                                                                              DEDUCTIONS
                                                                           ADDITIONS         FOR PURPOSES
                                                     BALANCE AT      PROVISIONS CHARGED TO   FOR WHICH THE      BALANCE
                                                     BEGINNING                    UTILITY    RESERVES WERE      AT END
                    DESCRIPTION                      OF PERIOD      INCOME         PLANT       PROVIDED        OF PERIOD
- --------------------------------------------------   ----------     ------        -------    -------------     ---------
                                                                         Year Ended December 31, 1994
                                                                        -----------------------------
Reserve deducted from assets in Consolidated
 Statement of Financial Position:
    Allowance for doubtful accounts...............     $18,776     $19,938         $  -         $23,392         $15,322
                                                       =======     =======         ====         =======         =======

Reserve included in Current Liabilities - Other in
 Consolidated Statement of
  Financial Position:
    Environmental testing (1).....................     $ 6,179     $     -         $  -         $   639         $ 5,540
                                                       =======     =======         ====         =======         =======

Reserve included in Deferred Credits and Other
  Liabilities - Other in Consolidated Statement
  of Financial Position:
    Injuries and damages..........................     $ 9,090     $ 1,656         $387         $ 2,731         $ 8,402
                                                       =======     =======         ====         =======         =======
                                                                         Year Ended December 31, 1993
                                                                        -----------------------------
Reserve deducted from assets in Consolidated
 Statement of Financial Position:
    Allowance for doubtful accounts...............     $24,554     $20,865         $  -         $26,643         $18,776
                                                       =======     =======         ====         =======         =======

Reserve included in Current Liabilities - Other in
 Consolidated Statement of
  Financial Position:
    Environmental testing (1).....................     $ 1,677     $     -         $  -         $(4,502)        $ 6,179
                                                       =======     =======         ====         =======         =======

Reserve included in Deferred Credits and Other
  Liabilities - Other in Consolidated Statement
  of Financial Position:
    Injuries and damages..........................     $10,105     $ 1,895         $372         $ 3,282         $ 9,090
    Environmental testing (1).....................       6,575           -            -           6,575               -
                                                       -------     -------         ----         -------         -------
                                                       $16,680     $ 1,895         $372         $ 9,857         $ 9,090
                                                       =======     =======         ====         =======         =======
                                                                         Year Ended December 31, 1992
                                                                        -----------------------------
Reserve deducted from assets in Consolidated
 Statement of Financial Position:
    Allowance for doubtful accounts...............     $30,745     $20,075         $  -         $26,266         $24,554
                                                       =======     =======         ====         =======         =======

Reserve included in Current Liabilities - Other in
 Consolidated Statement of
  Financial Position:
    Environmental testing (1).....................     $   458     $     -         $  -         $(1,219)        $ 1,677
                                                       =======     =======         ====         =======         =======

Reserves included in Deferred Credits and Other
  Liabilities - Other in Consolidated Statement
  of Financial Position:
    Injuries and damages..........................     $11,893     $   629         $243         $ 2,660         $10,105
    Environmental testing (1).....................       8,575           -            -           2,000           6,575
                                                       -------     -------         ----         -------         -------
                                                       $20,468     $   629         $243         $ 4,660         $16,680
                                                       =======     =======         ====         =======         =======

NOTES:

(1) Reference is made to Note 5b to the Consolidated Financial Statements, page 31. During the year ended December 31, 1993, $6,575,000 was transferred from Deferred Credits and Other Liabilities -- Other to Current Liabilities -- Other. Similarly, $2,000,000 was transferred during the year ended December 31, 1992. Actual expenditures deducted against the reserve in 1993 and 1992 were $2,073,000 and $781,000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth in the section entitled "Election of Directors" in MichCon's March 1995 definitive Proxy Statement is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to all executive officers of MichCon, as of February 21, 1995, is set forth below. Such officers are appointed by the Board of Directors for terms expiring at the next organizational meeting to be held in 1995.

NAME AND POSITION             AGE  BUSINESS EXPERIENCE DURING PAST FIVE YEARS
Alfred R. Glancy III.........  57  Chairman, President, Chief Executive Officer of MCN; President since
  Chairman and Director            September 1992; Chairman, Chief Executive Officer and a Director of MCN
                                   since August 1988; Chairman of MichCon since 1984 and a Director of MichCon since 1981; Chief Executive Officer of MichCon from 1984 to September 1992.

Stephen E. Ewing.............  51  Present position since September 1992; President and Chief Operating Officer
   President, Chief Executive      of MCN from August 1988 to September 1992;  Director of MCN since August 1988;
   Officer and Director            President of MichCon since 1985 and a Director of MichCon since 1984; Chief
                                   Operating Officer of MichCon from 1985 to September 1992.

Carl J. Croskey..............  43  Present position since August 1993; Vice President of Facility Planning at
   Senior Vice President,          ANR Pipeline Company from May 1989 to August 1993; Director of Facility
   Gas Operations and Director     Planning from November 1985 to May 1989 at ANR Pipeline Company.

John E. vonRosen.............  51  Present position since April 1994 and a Director of MichCon since January
   Senior Vice President,          1989; Senior Vice President, Customer Operations from November 1991 to April
   Corporate Resources and         1994; Senior Vice President, Customer Service from March 1987 to November
   Director                        1991 and Vice President, Customer Service from 1984 to March 1987.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED

   All reports concerning ownership of MichCon equity securities required to be filed by MichCon's directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth in the sections entitled "Directors' Compensation", "Executive Compensation", "Change of Control Employment Agreements", "Retirement Plans" and the "Report of the Compensation Committee of the Board of Directors on Executive Compensation", in MichCon's March 1995 definitive Proxy Statement is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The information set forth in the table entitled "Beneficial Security Ownership of Directors, Nominees and Executive Officers" in MichCon's March 1995 definitive Proxy Statement is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth in the table entitled "Aggregated Option Exercises in Last Fiscal Year" included in the "Executive Compensation"
section in MichCon's March 1995 definitive Proxy Statement is incorporated by reference herein.

                                 PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
              FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

      1. For a list of financial statements included herein, see the section entitled "Financial Statements and Supplementary Data", page 22 in Part II,
Item 8 of this Report.

      2. For a list of the financial statement schedule included herein, see the section entitled "Financial Statements and Supplementary Data", page 22 in Part II, Item 8 of this Report.

      Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

      3. Exhibits, including those incorporated by reference.

EXHIBIT
  NO.                          DESCRIPTION
- ------                         -----------

3-1 Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2   By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

                     MORTGAGE AND SUPPLEMENTAL INDENTURES

4-1 MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Supplemental Indenture dated March 1, 1944 (Exhibit 7-E to Registration Statement No. 2-5252); Second Supplemental Indenture dated March 1, 1947 (Exhibit 7-C to Registration Statement No. 2-7434); Third Supplemental Indenture dated March 1, 1948 (Exhibit 7-D to Registration Statement No. 2-7434); Fourth Supplemental Indenture dated November 1, 1950 (Exhibit 7-G to Registration Statement No. 2-8641); Fifth Supplemental Indenture August 1, 1951 (Exhibit 7-G to Registration Statement No. 2-9089); Sixth Supplemental Indenture dated January 15, 1954 (Exhibit 4-H to Registration Statement No. 2-10282); Seventh Supplemental Indenture dated November 15, 1955 (Exhibit 4-9**); Eighth Supplemental Indenture dated December 2, 1955 (Exhibit 4-10**); Ninth Supplemental Indenture dated December 5, 1956 Exhibit 4-1 to 1984 Form 10-K); Tenth Supplemental Indenture dated June 15, 1957 (Exhibit 4-12**); Eleventh Supplemental Indenture dated May 15, 1961 (Exhibit 4-13**); Twelfth Supplemental Indenture dated January 15, 1962 (Exhibit 4-14**); Thirteenth Supplemental Indenture dated March 15, 1963 (Exhibit 4-15**); Fourteenth Supplemental Indenture dated May 15, 1964 (Exhibit 4-16**); Fifteenth Supplemental Indenture dated May 15, 1966 (Exhibit 4-17**); Sixteenth Supplemental Indenture dated May 15, 1967 (Exhibit 4- 18**); Seventeenth Supplemental Indenture dated September 1, 1968 (Exhibit 4-19**); Eighteenth Supplemental Indenture dated November 15, 1968 (Exhibit 4-20**); Nineteenth Supplemental Indenture dated June 1, 1970 (Exhibit 4-21**); Twentieth Supplemental Indenture dated July 1, 1972 (Exhibit 4-21 to Registration Statement No. 2-81665); Twenty-first

      Supplemental Indenture dated July 1, 1973 (Exhibit 4-1 to 1984 Form 10-K); Twenty-second Supplemental Indenture dated July 15, 1974 (Exhibit 4-1 to 1984 Form 10-K); Twenty-third Supplemental Indenture dated April 15, 1975 (Exhibit 4-1 to 1984 Form 10-K); Twenty-fourth Supplemental Indenture dated September 15, 1976 (Exhibit 4-1 to 1984 Form 10-K); Twenty-fifth Supplemental Indenture dated November 15, 1977 (Exhibit 20-10**); Twenty-sixth Supplemental Indenture dated November 15, 1981 (Exhibit 4-27 to Registration Statement No. 2-74580); Twentyseventh Supplemental Indenture dated February 15, 1983 (Exhibit 29 to Form 8-A dated February 10, 1983); Twenty-eighth Supplemental Indenture dated February 1, 1987 (Exhibit 4-1 to 1986 Form 10- K); Twenty-ninth Supplemental Indenture dated July 15, 1989 (Exhibit 4-1 to Form 8-K dated July 27, 1989); Thirtieth Supplemental Indenture dated as of September 1, 1991 (Exhibit 4-1 to Form 8-K dated September 27, 1991); and Thirty-first Supplemental Indenture (Exhibit 4-1 to Form 8-K dated February 28, 1992); Thirty-second Supplemental Indenture (Exhibit 4-1 to 1992 Form 10-K).

10-1 MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No. 33-21930-99).

10-2  Executive Deferred Compensation Plan (Exhibit 10-4 to MCN's 1989 Form
      10-K).

10-3  MCN Corporation Stock Incentive Plan (Exhibit 10-5 to MCN's 1989 Form
      10-K).

10-4 Form of Employment Agreement (Exhibit 10-1 to MCN's March 31, 1990 Form 10-Q).

10-5 MCN Corporation Annual Management Performance Plan (Exhibit 10-6 to MCN's 1992 Form 10-K).

10-6 MCN Mandatory Deferred Compensation Plan (Exhibit l0-8 to MCN's 1994 Form 10-K).

23-1  Independent Auditors' Consent - Deloitte & Touche LLP.*

24-1  Powers of Attorney.*

27-1  Financial Data Schedule.*

99-1 MichCon Investment and Stock Ownership Plan, as amended (Exhibit 28-1 to 1989 Form 10-K).

99-2 MichCon Savings and Stock Ownership Plan, as amended (Exhibit 28-2 to 1989 Form 10-K).


(B)  REPORTS ON FORM 8-K:

     None.

    *Indicates document filed herewith.

   **Exhibit number reference to MichCon's 1980 Annual Report on
     Form 10-K.

References are to MichCon (File No. 1-7310) for documents incorporate by reference. References are to MCN (File No. 1-10070) for MCN documents incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MICHIGAN CONSOLIDATED GAS COMPANY
                                                (Registrant)


                                     By:    /s/ David R. Nowakowski
                                            -----------------------
                                                David R. Nowakowski
                                             Controller, Treasurer and
                                             Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                                           TITLE                                DATE
                *                    Director and Chairman                  February 28, 1995
- ---------------------------------
     Alfred R. Glancy III

                *                    Director, President and Chief          February 28, 1995
- ---------------------------------    Executive Officer
     Stephen E. Ewing

 /s/ David R. Nowakowski             Controller, Treasurer and Chief        February 28, 1995
- ------------------------             Accounting Officer
     David R. Nowakowski

               *                     Director, Senior Vice President        February 28, 1995
- ---------------------------------    Gas Operations
     Carl J. Croskey

               *                     Director                               February 28, 1995
- ---------------------------------
     William K. McCrackin

               *                     Director                               February 28, 1995
- ---------------------------------
     Daniel L. Schiffer

               *                     Director, Senior Vice President        February 28, 1995
- ---------------------------------    Corporate Resources
     John E. vonRosen


* By: /s/ David R. Nowakowski
      -----------------------
          David R. Nowakowski
           Attorney-in-Fact

                                EXHIBIT INDEX



EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
- ------                       -----------------------

3-1 Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2   By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

                     MORTGAGE AND SUPPLEMENTAL INDENTURES

4-1 MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Supplemental Indenture dated March 1, 1944 (Exhibit 7-E to Registration Statement No. 2-5252); Second Supplemental Indenture dated March 1, 1947 (Exhibit 7-C to Registration Statement No. 2-7434); Third Supplemental Indenture dated March 1, 1948 (Exhibit 7-D to Registration Statement No. 2-7434); Fourth Supplemental Indenture dated November 1, 1950 (Exhibit 7-G to Registration Statement No. 2-8641); Fifth Supplemental Indenture August 1, 1951 (Exhibit 7-G to Registration Statement No. 2-9089); Sixth Supplemental Indenture dated January 15, 1954 (Exhibit 4-H to Registration Statement No. 2-10282); Seventh Supplemental Indenture dated November 15, 1955 (Exhibit 4-9**); Eighth Supplemental Indenture dated December 2, 1955 (Exhibit 4-10**); Ninth Supplemental Indenture dated December 5, 1956 Exhibit 4-1 to 1984 Form 10-K); Tenth Supplemental Indenture dated June 15, 1957 (Exhibit 4-12**); Eleventh Supplemental Indenture dated May 15, 1961 (Exhibit 4-13**); Twelfth Supplemental Indenture dated January 15, 1962 (Exhibit 4-14**); Thirteenth Supplemental Indenture dated March 15, 1963 (Exhibit 4-15**); Fourteenth Supplemental Indenture dated May 15, 1964 (Exhibit 4-16**); Fifteenth Supplemental Indenture dated May 15, 1966 (Exhibit 4-17**); Sixteenth Supplemental Indenture dated May 15, 1967 (Exhibit 4- 18**); Seventeenth Supplemental Indenture dated September 1, 1968 (Exhibit 4-19**); Eighteenth Supplemental Indenture dated November 15, 1968 (Exhibit 4-20**); Nineteenth Supplemental Indenture dated June 1, 1970 (Exhibit 4-21**); Twentieth Supplemental Indenture dated July 1, 1972 (Exhibit 4-21 to Registration Statement No. 2-81665); Twenty-first Supplemental Indenture dated July 1, 1973 (Exhibit 4-1 to 1984 Form 10-K); Twenty-second Supplemental Indenture dated July 15, 1974 (Exhibit 4-1 to 1984 Form 10-K); Twenty-third Supplemental Indenture dated April 15, 1975 (Exhibit 4-1 to 1984 Form 10-K); Twenty-fourth Supplemental Indenture dated September 15, 1976 (Exhibit 4-1 to 1984 Form 10-K); Twenty-fifth Supplemental Indenture dated November 15, 1977 (Exhibit 20-10**); Twenty-sixth Supplemental Indenture dated November 15, 1981 (Exhibit 4-27 to Registration Statement No. 2-74580); Twentyseventh Supplemental Indenture dated February 15, 1983 (Exhibit 29 to Form 8-A dated February 10, 1983); Twenty-eighth Supplemental Indenture dated February 1, 1987 (Exhibit 4-1 to 1986 Form 10- K); Twenty-ninth Supplemental Indenture dated July 15, 1989 (Exhibit 4-1 to Form 8-K dated July 27, 1989); Thirtieth Supplemental Indenture dated as of September 1, 1991 (Exhibit 4-1 to Form 8-K dated September 27, 1991); and Thirty-first Supplemental Indenture (Exhibit 4-1 to Form 8-K dated February 28, 1992); Thirty-second Supplemental Indenture (Exhibit 4-1 to 1992 Form 10-K).

10-1 MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No. 33-21930-99).

10-2  Executive Deferred Compensation Plan (Exhibit 10-4 to MCN's 1989 Form
      10-K).

10-3  MCN Corporation Stock Incentive Plan (Exhibit 10-5 to MCN's 1989 Form
      10-K).

10-4 Form of Employment Agreement (Exhibit 10-1 to MCN's March 31, 1990 Form 10-Q).

10-5 MCN Corporation Annual Management Performance Plan (Exhibit 10-6 to MCN's 1992 Form 10-K).

10-6 MCN Mandatory Deferred Compensation Plan (Exhibit l0-8 to MCN's 1994 Form 10-K).

23-1  Independent Auditors' Consent - Deloitte & Touche LLP.*

24-1  Powers of Attorney.*

27-1  Financial Data Schedule.*

99-1 MichCon Investment and Stock Ownership Plan, as amended (Exhibit 28-1 to 1989 Form 10-K).

99-2 MichCon Savings and Stock Ownership Plan, as amended (Exhibit 28-2 to 1989 Form 10-K).


    *Indicates documents filed herewith.

   **Exhibit number reference to MichCon's 1980 Annual Report on
     Form 10-K.

References are to MichCon (File No. 1-7310) for documents incorporated by reference. References are to MCN (File No. 1-10070) for MCN documents incorporated by reference.