Form 10-Q
period 1995-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1995-05-09
CIK 65632

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           __________________________

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

COMMISSION FILE NUMBER 1-7310

                      MICHIGAN  CONSOLIDATED  GAS  COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MICHIGAN                                         38-0478040
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 500 GRISWOLD STREET, DETROIT, MICHIGAN                         48226
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 313-965-2430

                                   NO CHANGES
             (Former name, former address and former fiscal year,
                        if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                 No
                           -----                  -----

      Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1995:

                Common Stock, par value $1 per share: 10,300,000


================================================================================

                               INDEX TO FORM 10-Q

                        For Quarter Ended March 31, 1995


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
COVER       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    i

INDEX       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ii

PART I - FINANCIAL  INFORMATION
 Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

PART II - OTHER  INFORMATION
 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .   10
 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                               MARCH 31,             December 31,
                                                                        -----------------------      ------------
                                                                           1995         1994             1994
                                                                        ----------   ----------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost (which approximates market
    value)..........................................................    $    6,933   $    5,064        $    1,305
  Accounts receivable, less allowance for doubtful accounts of
    $20,816, $28,743 and $15,322, respectively......................       193,942      254,477           134,980
  Accrued unbilled revenues.........................................        59,532       83,201            82,233
  Gas in inventory (Note 1).........................................        28,911        9,904            77,843
  Property taxes assessed applicable to future periods..............        41,850       39,427            52,163
  Other.............................................................        24,514       27,882            23,102
                                                                        ----------   ----------        ----------

                                                                           355,682      419,955           371,626
                                                                        ----------   ----------        ----------

DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures......................        20,535       19,236            20,791
  Deferred postretirement benefit...................................        19,095       24,857            19,887
  Other.............................................................        51,057       38,750            42,044
                                                                        ----------   ----------        ----------

                                                                            90,687       82,843            82,722
                                                                        ----------   ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, at cost..............................     2,214,163    2,102,404         2,189,150
  Less - Accumulated depreciation and depletion.....................     1,092,497    1,044,006         1,071,588
                                                                        ----------   ----------        ----------

                                                                         1,121,666    1,058,398         1,117,562
                                                                        ----------   ----------        ----------

                                                                        $1,568,035   $1,561,196        $1,571,910
                                                                        ==========   ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................................    $   69,487   $   90,753        $   80,671
  Notes payable.....................................................        79,681      105,043           168,457
  Current portion of long-term debt, capital lease obligations
    and redeemable cumulative preferred stock.......................         3,873        4,139             4,225
  Gas inventory equalization (Note 1)...............................        67,806      108,623                 -
  Federal income, property and other taxes payable..................        84,533       94,049            85,806
  Refunds payable to customers......................................         5,759       11,119            19,559
  Customer deposits.................................................        10,467       10,920            11,563
  Deferred income taxes - current...................................             -        7,743                 -
  Other.............................................................        53,373       62,094            50,670
                                                                        ----------   ----------        ----------

                                                                           374,979      494,483           420,951
                                                                        ----------   ----------        ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes.................................        61,308       45,029            52,396
  Unamortized investment tax credit.................................        37,830       39,689            38,294
  Tax benefits amortizable to customers.............................       113,179      127,611           114,906
  Accrued postretirement benefit....................................         6,596        9,544            23,507
  Other.............................................................        59,416       48,489            53,076
                                                                        ----------   ----------        ----------

                                                                           278,329      270,362           282,179
                                                                        ----------   ----------        ----------

LONG-TERM DEBT, including capital lease obligations.................       447,858      370,461           448,329
                                                                        ----------   ----------        ----------

REDEEMABLE CUMULATIVE PREFERRED STOCK, $2.05 SERIES.................             -        2,618             2,618
                                                                        ----------   ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 2)

COMMON SHAREHOLDER'S EQUITY
  Common stock......................................................        10,300       10,300            10,300
  Additional paid-in capital........................................       204,777      204,777           204,777
  Retained earnings.................................................       251,792      208,195           202,756
                                                                        ----------   ----------        ----------

                                                                           466,869      423,272           417,833
                                                                        ----------   ----------        ----------

                                                                        $1,568,035   $1,561,196        $1,571,910
                                                                        ==========   ==========        ==========

The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                            THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                           ---------------------    -----------------------
                                                                             1995         1994         1995         1994
                                                                           --------     --------    ----------   ----------
OPERATING REVENUES....................................................     $421,812     $534,356    $  999,134   $1,233,590
                                                                           --------     --------    ----------   ----------

OPERATING EXPENSES
  Cost of gas.........................................................      210,137      300,123       439,440      662,388
  Operation and maintenance...........................................       77,329       86,610       304,294      287,202
  Depreciation and depletion..........................................       22,151       21,190        85,191       76,590
  Property and other taxes............................................       16,502       18,680        55,951       60,783
                                                                           --------     --------    ----------   ----------

    Total operating expenses..........................................      326,119      426,603       884,876    1,086,963
                                                                           --------     --------    ----------   ----------

OPERATING INCOME......................................................       95,693      107,753       114,258      146,627
                                                                           --------     --------    ----------   ----------

EQUITY IN EARNINGS OF JOINT VENTURES..................................          224          436           831        2,300
                                                                           --------     --------    ----------   ----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income.....................................................          938        1,392         3,610        4,710
  Interest on long-term debt..........................................       (8,253)      (6,541)      (29,660)     (25,748)
  Other interest expense..............................................       (2,972)      (2,239)       (9,826)      (8,116)
  Other...............................................................         (738)        (665)       (4,750)      (5,534)
                                                                           --------     --------    ----------   ----------

    Total other income and (deductions)...............................      (11,025)      (8,053)      (40,626)     (34,688)
                                                                           --------     --------    ----------   ----------

INCOME BEFORE INCOME TAXES............................................       84,892      100,136        74,463      114,239
INCOME TAX PROVISION..................................................       29,282       35,174        23,947       39,089
                                                                           --------     --------    ----------   ----------

NET INCOME............................................................       55,610       64,962        50,516       75,150
DIVIDENDS ON PREFERRED STOCK..........................................           74          136           419          666
                                                                           --------     --------    ----------   ----------

NET INCOME AVAILABLE FOR COMMON STOCK.................................     $ 55,536     $ 64,826    $   50,097   $   74,484
                                                                           ========     ========    ==========   ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                            THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                           ---------------------    -----------------------
                                                                             1995         1994         1995         1994
                                                                           --------     --------    ----------   ----------
BALANCE - Beginning of period.........................................     $202,756     $151,869    $  208,195   $  201,611
ADD - Net income......................................................       55,610       64,962        50,516       75,150
                                                                           --------     --------    ----------   ----------

                                                                            258,366      216,831       258,711      276,761
DEDUCT - Cash dividends declared
           Preferred stock............................................           74          136           419          666
           Common stock...............................................        6,500        8,500         6,500       67,900
                                                                           --------     --------    ----------   ----------

BALANCE - End of period...............................................     $251,792     $208,195    $  251,792   $  208,195
                                                                           ========     ========    ==========   ==========

The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    ----------------------
                                                                                      1995         1994
                                                                                    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.....................................................................   $  55,610    $  64,962
  Adjustments to reconcile net income to net cash provided from operating activities
      Depreciation and depletion
        Per statement of income..................................................      22,151       21,190
        Charged to other accounts................................................       1,853        1,714
      Deferred income taxes and investment tax credit - net......................       4,843       (9,558)
      Other......................................................................         313         (469)
                                                                                    ---------     ---------
                                                                                       84,770       77,839
      Changes in assets and liabilities, exclusive of changes shown
        separately...............................................................      47,760      111,613
                                                                                    ---------    ---------

      Net cash provided from operating activities................................     132,530      189,452
                                                                                    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net............................................................     (88,776)    (155,261)
  Additional paid-in-capital.....................................................           -        1,161
  Cash dividends paid
    Common stock.................................................................      (6,500)      (8,500)
    Preferred stock..............................................................        (115)        (177)
  Retirement of long-term debt and preferred stock...............................      (3,471)      (3,372)
                                                                                    ---------     --------

      Net cash used for financing activities.....................................     (98,862)    (166,149)
                                                                                    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures...........................................................     (28,209)     (20,156)
  Investment in joint ventures...................................................        (167)         (18)
  Other..........................................................................         336         (488)
                                                                                    ---------    ---------

      Net cash used for investing activities.....................................     (28,040)     (20,662)
                                                                                    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS........................................       5,628        2,641
CASH AND CASH EQUIVALENTS, JANUARY 1.............................................       1,305        2,423
                                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, MARCH 31..............................................   $   6,933    $   5,064
                                                                                    =========    =========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
  Accounts receivable-net........................................................     (59,057)     (90,914)
  Accrued unbilled revenues......................................................      22,701       17,015
  Gas in inventory...............................................................      48,932       25,195
  Accounts payable...............................................................     (11,184)      (1,998)
  Gas inventory equalization.....................................................      67,806      108,623
  Federal income, property and other taxes payable...............................      (1,273)      33,506
  Refunds payable to customers...................................................     (13,800)         326
  Deferred assets and liabilities................................................     (18,792)       4,299
  Other current assets and liabilities...........................................      12,427       15,561
                                                                                    ---------    ---------

                                                                                    $  47,760    $ 111,613
                                                                                    =========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized.........................................   $   4,938    $   5,308
                                                                                    =========    =========

    Federal income taxes.........................................................   $     171    $       -
                                                                                    =========    =========

The notes to the consolidated financial statements are an integral part of this statement.

                       MICHIGAN CONSOLIDATED GAS COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  GAS IN INVENTORY

         Inventory is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 29.4 Bcf and 18.2 Bcf of gas was included in inventory at March 31, 1995 and 1994, respectively.


2.  CONTINGENCIES

         As described in MichCon's 1994 Annual Report on Form 10-K, the Federal Energy Regulatory Commission (FERC) issued an order in 1993 which required Panhandle Eastern Pipe Line Company (Panhandle) to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to bill MichCon $4.4 million in interest. These costs were accrued in 1994. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the District of Columbia Circuit Court. In March 1995, Panhandle sued MichCon in the United States District Court seeking judgment for the $4.4 million. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery.

         MichCon is involved in certain other legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MichCon's financial statements.


3.  GENERAL

         There have been no changes in MichCon's principal accounting policies from those set forth in MichCon's 1994 Annual Report on Form 10-K.
    Certain reclassifications have been made to the prior year's financial statements to conform with the 1995 presentation.

         The unaudited information furnished herein, in the opinion of management, reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the results of operations during the periods.

         Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Earnings for the first quarter of 1995 were $55.5 million, a decrease of $9.3 million from the first quarter of 1994. For the twelve-month period ended March 31, 1995, earnings were $50.1 million, a decrease of $24.4 million from the comparable 1994 period. The decrease in earnings for both 1995 periods was primarily due to lower gas deliveries resulting from significantly warmer weather from the comparable periods last year.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS

                                                                                 Quarter                 Twelve Months
                                                                         ----------------------     ----------------------
                                                                            1995         1994        1995           1994
                                                                          --------     --------    --------      ---------
                       Percentage Colder (Warmer) than Normal                (5.8)%        7.9%      (11.0)%         3.5%
                       Increase (Decrease) from Normal in:
                         Gas Markets (Bcf)                                   (5.2)         7.8       (17.4)          6.7
                         Net Income (Millions)                              $(4.7)        $7.0      $(15.8)         $6.1


                       EARNINGS COMPONENTS (IN MILLIONS)

                             COMPARING 1995 TO 1994

                                                                                 Quarter                   Twelve Months
                                                                     ---------------------------    --------------------------
                                                                       $ Change       % Change       $ Change       % Change
                                                                      ----------     ----------     ----------     ----------
                       Operating Revenues                              $(112.5)         (21.0)%       $(234.5)        (19.0)%
                       Cost of Gas                                       (90.0)         (30.0)         (222.9)        (33.7)
                                                                      --------                       --------
                       Gross Margin                                      (22.5)          (9.6)          (11.6)         (2.0)
                       Operation and Maintenance                          (9.3)         (10.7)           17.1           6.0
                       Depreciation and Depletion                          1.0            4.5             8.6          11.2
                       Property and Other Taxes                           (2.2)         (11.7)           (4.8)         (8.0)
                       Other Income and (Deductions)                       3.0           36.9             5.9          17.1
                       Income Tax Provision                               (5.9)         (16.8)          (15.1)        (38.7)

GROSS MARGIN

    Gross margin (operating revenues less cost of gas) decreased for the quarter due to lower gas deliveries resulting from warmer weather. Gross margin for the twelve-month period decreased due to lower gas deliveries resulting from warmer weather offset by an increase in gas sales rates, reflecting a general rate increase of $15.7 million, effective January 1994.

    Gas sales decreased in both the 1995 quarter and twelve-month period as compared to the 1994 periods due mainly to warmer weather. In addition, the 1994 twelve-


                                                                 Quarter         12 Months
                                                             -------------     -------------
               GAS MARKETS (Bcf)                             1995     1994     1995     1994
                                                             ----     ----     ----     ----
               Gas Sales  . . . . . . . . . . . . . . .      89.3    104.6    186.2    231.4
               End User Transportation  . . . . . . . .      43.5     44.8    138.4    132.2
               Intermediate Transportation  . . . . . .     105.9    107.7    301.8    313.1
                                                            -----    -----    -----    -----
                                                            238.7    257.1    626.4    676.7
                                                            =====    =====    =====    =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



month period includes sales volumes from brokering operations which are not reflected in the 1995 twelve-month period as MichCon sold the business of Trading Company to other subsidiaries of MCN in June 1993. End user transportation deliveries for the 1995 quarter decreased slightly from the 1994 quarter due to warmer weather. However, higher demand during the 1995 twelve-month period, offset slightly by warmer weather, resulted in an increase in end user transportation deliveries from the comparable 1994 period.

     The decreases in intermediate transportation in the 1995 quarter and twelve-month period are primarily the result of reduced volumes transported for Canadian customers, partially offset by increased transportation for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     Due to the growing demand by gas producers and brokers for intermediate transportation services resulting from the significant increase in Michigan Antrim gas production, MichCon filed a proposal before the MPSC to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction is planned to commence this summer and to be completed by the fall of 1995. The expanded system, in conjunction with existing facilities, is expected to transport approximately 135 Bcf of Antrim gas annually, generating revenues of approximately $12 million per year.

     During 1994, MCN and Destec Energy, as limited partners, began construction of a 123-megawatt cogeneration plant in Ludington, Michigan. MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually, upon its completion in late 1995.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the GCR mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little effect on gross margins or earnings.

     Cost of gas sold decreased in the 1995 quarter and twelve-month period due to lower sales volumes resulting from the warmer weather as well as lower prices paid for natural gas in the spot market. The decrease in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.61 (20.5%) in the 1995 quarter and twelve-month period from the comparable 1994 periods.

     A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon has reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. As a result of a further decline in gas prices during 1994, MichCon's cost of gas would have been approximately $10.0 million (1.9%) lower in 1994 had it not fixed these prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



     MichCon filed its 1994 GCR reconciliation case with the MPSC in February 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. To date, MichCon's 1994 gas purchase practices have not been challenged. An order in this case is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

     As described in MichCon's 1994 Annual Report on Form 10-K, the FERC issued an order in 1993 which required Panhandle to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to bill MichCon $4.4 million in interest. These costs were accrued in 1994. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the D.C. Circuit Court. In March 1995, Panhandle sued MichCon in the U.S. District Court seeking judgment for the $4.4 million. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, an asset has been recorded for their future recovery.

OPERATION AND MAINTENANCE

      Operation and maintenance expenses were lower in the 1995 quarter due to lower uncollectible accounts resulting from warmer than normal weather and a reduction in retirement benefit costs. Operation and maintenance expenses increased for the 1995 twelve-month period due to higher postretirement benefit costs of $25.2 million being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decrease in operation and maintenance expenses for the 1995 quarter and partially offset the increase for the 1995 twelve-month period.

     In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). However, several weeks later the U.S. Senate voted to restore the program's $1.3 billion appropriation. Currently, delegates from the House and Senate are meeting to resolve the differences between the House and Senate packages. MichCon continues its vigorous efforts to maintain this funding. LIHEAP funding currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services, with approximately 40% of the funds going to MichCon customers.

DEPRECIATION AND DEPLETION

     The increase in depreciation and depletion for the 1995 quarter and twelve-month period was due mainly to higher plant balances, reflecting capital expenditures of $286.7 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



PROPERTY AND OTHER TAXES

     Property and other taxes for the quarter and twelve-month period reflect a decrease in Michigan single business taxes due primarily to lower earnings. In addition, the 1995 periods also reflect lower property taxes due to changes in Michigan legislation, partially offset by increased taxes due to higher property balances.

OTHER INCOME AND DEDUCTIONS

     The increase in other income and deductions for the 1995 quarter and twelve-month period reflects additional interest expense relating to the issuance of $80 million of first mortgage bonds in September 1994. In addition, the interest on varying levels of pending customer refunds contributed to the 1995 twelve-month period increase.

INCOME TAX PROVISION

     Income taxes decreased for the 1995 quarter and twelve-month period due to reduced earnings and the favorable resolution of prior years' tax issues.


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $132.5 million for the first quarter of 1995, decreasing $56.9 million from the comparable 1994 quarter. The decrease was due primarily to lower income and higher working capital requirements, partially offset by deferred taxes.

FINANCING ACTIVITIES

     Cash and cash equivalents increased by $5.6 million during the first quarter of 1995. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1995, MichCon repaid $88.8 million of short-term debt, including commercial paper. During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines of up to $109 million through August 1995. Commercial paper of $54.7 million was outstanding as of March 31, 1995 under these lines. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

     In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. As of March 31, 1995, borrowings of $25 million were outstanding under this program. This note was repaid in April 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)




     Requirements for capital investments continue to be approximately $250 million for 1995. In anticipation of future permanent capital requirements, MichCon filed with and received approval from the MPSC for the authority to issue and sell securities and enter into additional long-term financing arrangements of up to $150 million. In May 1995, MichCon filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of first mortgage bonds. MichCon's current shelf registrations allow for the issuance of up to an additional $30 million of first mortgage bonds. During the second quarter of 1995, MichCon anticipates issuing approximately $70 million of first mortgage bonds under these shelf registration statements. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. Future long-term debt offerings are expected to carry MichCon's current debt rating of "A."

INVESTING ACTIVITIES

     MichCon's capital expenditures during the first quarter of 1995 totaled $28.2 million primarily consisting of new distribution lines to reach communities not previously served by MichCon. This amount represents an increase of $8.1 million from the first quarter of 1994 due to significantly colder than normal weather precluding construction activity in the 1994 quarter.

     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MichCon solicited the written consent of shareholders, in lieu of holding an annual meeting, for the election of directors on April 27, 1995. As of February 27, 1995, the record date for determination of shareholders entitled to consent to the proposed actions, there were 10,404,732 shares outstanding and entitled to vote. Of these shares, 10,320,363, or 99.2%, were present by proxy, and 84,369 shares were not voted. The following Directors were elected to serve one year terms:

                                                             Number of Shares
                              Number of Shares                 Withholding
           Director            Consenting FOR                   Consent
     --------------------     ----------------               ----------------
     Alfred R. Glancy III     10,320,084                     279
     Stephen E. Ewing         10,320,084                     279
     William K. McCrackin     10,320,084                     279
     Carl J. Croskey          10,320,084                     279
     Daniel L. Schiffer       10,320,084                     279
     John E. vonRosen         10,320,084                     279

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number         Description
          -------        -----------

          27-1           Financial Data Schedule.

     (b)  Reports on Form 8-K

               MichCon filed a report on Form 8-K dated March 14, 1995, under
          Item 5, in connection with gas purchases during 1994.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MICHIGAN CONSOLIDATED GAS COMPANY


Date: May 9, 1995                                By:  /s/ David R. Nowakowski
                                                    ----------------------------
                                                          David R. Nowakowski
                                                      Controller, Treasurer and
                                                       Chief Accounting Officer