Form 10-Q
period 1995-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1995-08-07
CIK 65632

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _______________

                                  FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                              Yes __X__     No _____

    Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1995:

                Common Stock, par value $1 per share: 10,300,000

===============================================================================

                               INDEX TO FORM 10-Q

                        For Quarter Ended June 30, 1995


                                                                         Page
                                                                        Number

COVER.................................................................     i

INDEX.................................................................    ii

PART I - FINANCIAL  INFORMATION
 Item 1.  Financial Statements........................................     1
 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     6

PART II - OTHER  INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K............................    12

SIGNATURE.............................................................    13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)

                                                                          June 30,         December 31,
                                                                  -----------------------  ------------
                                                                     1995         1994          1994
                                                                  ----------   ----------   ----------
ASSETS
Current Assets
  Cash and cash equivalents, at cost (which approximates market
    value) ....................................................   $   33,588   $    2,207   $    1,305
  Accounts receivable, less allowance for doubtful accounts of
    $20,537, $24,671 and $15,322, respectively ................      123,139      162,913      134,980
  Accrued unbilled revenues ...................................       14,356       18,582       82,233
  Gas in inventory (Note 1) ...................................       51,427       26,733       77,843
  Property taxes assessed applicable to future periods ........       31,537       28,246       52,163
  Other .......................................................       25,029       26,258       23,102
                                                                  ----------   ----------   ----------
                                                                     279,076      264,939      371,626
                                                                  ----------   ----------   ----------
Deferred Charges and Other Assets
  Investment in and advances to joint ventures ................       20,247       18,263       20,791
  Deferred postretirement benefit .............................       16,853       24,144       19,887
  Other .......................................................       60,573       38,110       42,044
                                                                  ----------   ----------   ----------
                                                                      97,673       80,517       82,722
                                                                  ----------   ----------   ----------
Property, Plant and Equipment, at cost ........................    2,257,745    2,129,144    2,189,150
  Less - Accumulated depreciation and depletion ...............    1,113,687    1,063,128    1,071,588
                                                                  ----------   ----------   ----------
                                                                   1,144,058    1,066,016    1,117,562
                                                                  ----------   ----------   ----------
                                                                  $1,520,807   $1,411,472   $1,571,910
                                                                  ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ............................................   $   84,779   $   91,278   $   80,671
  Notes payable (Note 3) ......................................        1,875       57,327      168,457
  Current portion of long-term debt, capital lease obligations
    and redeemable cumulative preferred stock .................        3,904        4,167        4,225
  Gas inventory equalization (Note 1) .........................       36,605       34,156           --
  Federal income, property and other taxes payable ............       69,850       76,591       85,806
  Refunds payable to customers ................................        1,258       18,664       19,559
  Customer deposits ...........................................       10,013       10,090       11,563
  Other .......................................................       41,679       48,242       50,670
                                                                  ----------   ----------   ----------
                                                                     249,963      340,515      420,951
                                                                  ----------   ----------   ----------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes ...........................       61,609       46,573       52,396
  Unamortized investment tax credit ...........................       37,366       39,224       38,294
  Tax benefits amortizable to customers .......................      112,470      125,153      114,906
  Accrued postretirement benefit ..............................       11,119       16,681       23,507
  Other .......................................................       61,585       48,774       53,076
                                                                  ----------   ----------   ----------
                                                                     284,149      276,405      282,179
                                                                  ----------   ----------   ----------
Long-Term Debt, including capital lease obligations (Note 2) ..      516,328      370,353      448,329
                                                                  ----------   ----------   ----------
Redeemable Cumulative Preferred Stock, $2.05 Series ...........           --        2,618        2,618
                                                                  ----------   ----------   ----------
Commitments and Contingencies (Note 4)

Common Shareholder's Equity
  Common stock ................................................       10,300       10,300       10,300
  Additional paid-in capital (Note 2) .........................      211,777      204,777      204,777
  Retained earnings ...........................................      248,290      206,504      202,756
                                                                  ----------   ----------   ----------
                                                                     470,367      421,581      417,833
                                                                  ----------   ----------   ----------
                                                                  $1,520,807   $1,411,472   $1,571,910
                                                                  ==========   ==========   ==========

       The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                             (Thousands of Dollars)

                                                     Three Months Ended          Six Months Ended          Twelve Months Ended
                                                          June 30,                    June 30,                    June 30,
                                                   ----------------------    ----------------------    --------------------------
                                                      1995         1994         1995         1994          1995           1994
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Operating Revenues .............................   $ 184,968    $ 171,857    $ 606,780    $ 706,213    $ 1,012,245    $ 1,162,019
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Operating Expenses
  Cost of gas ..................................      72,030       61,118      282,167      361,241        450,352        589,576
  Operation and maintenance ....................      72,674       68,689      150,003      155,299        308,279        287,947
  Depreciation and depletion ...................      22,730       21,393       44,881       42,583         86,528         79,383
  Property and other taxes .....................      14,187       15,063       30,689       33,743         55,075         60,832
                                                   ---------    ---------    ---------    ---------    -----------    -----------
    Total operating expenses ...................     181,621      166,263      507,740      592,866        900,234      1,017,738
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Operating Income ...............................       3,347        5,594       99,040      113,347        112,011        144,281
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Equity in Earnings of Joint Ventures ...........         152          391          376          827            592          1,798
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Other Income and (Deductions)
  Interest income ..............................       1,061          658        1,999        2,050          4,013          3,478
  Interest on long-term debt ...................      (8,431)      (6,565)     (16,684)     (13,106)       (31,526)       (25,949)
  Other interest expense .......................        (679)      (1,430)      (3,651)      (3,669)        (9,075)        (8,195)
  Other ........................................        (841)        (553)      (1,579)      (1,218)        (5,038)        (6,323)
                                                   ---------    ---------    ---------    ---------    -----------    -----------
    Total other income and (deductions) ........      (8,890)      (7,890)     (19,915)     (15,943)       (41,626)       (36,989)
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Income (Loss) Before Income Taxes ..............      (5,391)      (1,905)      79,501       98,231         70,977        109,090
Income Tax Provision (Benefit) .................      (1,943)        (329)      27,339       34,845         22,333         37,989
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Net Income (Loss) ..............................      (3,448)      (1,576)      52,162       63,386         48,644         71,101
Dividends on Preferred Stock ...................          54          115          128          251            358            604
                                                   ---------    ---------    ---------    ---------    -----------    -----------
Net Income (Loss) Available for Common Stock ...   $  (3,502)   $  (1,691)   $  52,034    $  63,135    $    48,286    $    70,497
                                                   =========    =========    =========    =========    ===========    ===========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                             (Thousands of Dollars)

                                                        Three Months Ended           Six Months Ended         Twelve Months Ended
                                                              June 30,                    June 30,                  June 30,
                                                     ------------------------      ---------------------     ---------------------
                                                       1995           1994           1995         1994          1995         1994
                                                     ---------      ---------      --------     --------     --------     --------
Balance - Beginning of period ..................     $ 251,792      $ 208,195      $202,756     $151,869     $206,504     $190,407
Add - Net income (loss) ........................        (3,448)        (1,576)       52,162       63,386       48,644       71,101
                                                     ---------      ---------      --------     --------     --------     --------
                                                       248,344        206,619       254,918      215,255      255,148      261,508
Deduct - Cash dividends declared
          Preferred stock ......................            54            115           128          251          358          604
          Common stock .........................            --             --         6,500        8,500        6,500       54,400
                                                     ---------      ---------      --------     --------     --------     --------
Balance - End of period ........................     $ 248,290      $ 206,504      $248,290     $206,504     $248,290     $206,504
                                                     =========      =========      ========     ========     ========     ========

             The notes to the consolidated financial statements are
                     an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                 1995           1994
                                                                               ---------      ---------
Cash Flow from Operating Activities
  Net income .............................................................     $  52,162      $  63,386
  Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation and depletion
      Per statement of income ............................................        44,881         42,583
      Charged to other accounts ..........................................         3,564          3,524
      Deferred income taxes - current ....................................        (2,813)       (15,239)
      Deferred income taxes and investment tax credit - net ..............         5,849         (3,441)
      Other ..............................................................           585            335
                                                                               ---------      ---------
                                                                                 104,228         91,148
      Changes in assets and liabilities, exclusive of changes shown
        separately .......................................................       103,614        173,948
                                                                               ---------      ---------
        Net cash provided from operating activities ......................       207,842        265,096
                                                                               ---------      ---------
Cash Flow from Financing Activities
  Notes payable - net ....................................................      (166,582)      (202,977)
  Issuance of long-term debt .............................................        68,764             --
  Cash dividends paid
    Common stock .........................................................        (6,500)        (8,500)
    Preferred stock ......................................................          (169)          (292)
  Retirement of long-term debt and preferred stock .......................        (3,763)        (3,472)
  Equity investment ......................................................         7,000          1,161
                                                                               ---------      ---------
        Net cash used for financing activities ...........................      (101,250)      (214,080)
                                                                               ---------      ---------
Cash Flow from Investing Activities
  Capital expenditures ...................................................       (75,891)       (49,927)
  Other ..................................................................         1,582         (1,305)
                                                                               ---------      ---------
        Net cash used for investing activities ...........................       (74,309)       (51,232)
                                                                               ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents .....................        32,283           (216)
Cash and Cash Equivalents, January 1 .....................................         1,305          2,423
                                                                               ---------      ---------
Cash and Cash Equivalents, June 30 .......................................     $  33,588      $   2,207
                                                                               =========      =========
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
  Accrued unbilled revenues ..............................................     $  67,877      $  81,634
  Gas in inventory .......................................................        26,416          8,366
  Property taxes assessed to applicable periods ..........................        20,626         21,614
  Gas inventory equalization .............................................        36,605         34,156
  Federal income, property and other taxes payable .......................       (15,956)        16,048
  Refunds payable to customers ...........................................       (18,301)       (10,551)
  Other current assets and liabilities ...................................         5,721          9,607
  Deferred assets and liabilities ........................................       (19,374)        13,074
                                                                               ---------      ---------
                                                                               $ 103,614      $ 173,948
                                                                               =========      =========
Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized .................................     $  21,249      $  18,031
                                                                               =========      =========
    Federal income taxes .................................................     $  16,469      $  21,181
                                                                               =========      =========

             The notes to the consolidated financial statements are
                      an integral part of this statement.

                       MICHIGAN CONSOLIDATED GAS COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  Gas in Inventory

        Inventory is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 52.0 Bcf and 47.8 Bcf of gas was included in inventory at June 30, 1995 and 1994, respectively.


2.  Capitalization

        The following debt was issued during 1995:

        Issue Date                Description                    Amount
        ----------         -------------------------           -----------
        May 1995           First Mortgage Bonds,
                             7.50%, due May 2020               $30,000,000

        June 1995          First Mortgage Bonds,
                             6.30%, due June 1998              $20,000,000

                             6.72%, due June 2003              $ 4,150,000

                             6.80%, due June 2003              $15,850,000

    In addition, MCN Corporation invested $7,000,000 in MichCon as an additional equity investment in May 1995.


3.  Lines of Credit

        At June 30, 1995, MichCon maintained credit lines of up to $109,000,000, which supported its commercial paper program. No commercial paper was outstanding as of June 30, 1995. In July 1995, new credit lines were negotiated to allow for borrowings of up to $100,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. MichCon anticipates issuing commercial paper in lieu of an equivalent amount of borrowings under lines of credit.

                       MICHIGAN CONSOLIDATED GAS COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


4.  Contingencies

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


5.  General

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    MichCon experienced a loss of $3.5 million in the second quarter of 1995, a decrease in earnings of $1.8 million from the second quarter of 1994. This decrease was due mainly to the timing of certain operating expenses, primarily uncollectibles expense, partially offset by the colder weather experienced during the 1995 quarter. Earnings for the 1995 six- and twelve-month periods decreased $11.1 million and $22.2 million, respectively, from the same periods in 1994, reflecting decreased gas deliveries primarily resulting from warmer weather.

                EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS

                                       Quarter                Six Months              Twelve Months
                                  ------------------      ------------------      -------------------
                                  1995         1994         1995       1994          1995       1994
                                  -----      -------      -------      -----      --------      -----
Percentage Colder (Warmer)
  than Normal                      2.5%       (9.1)%       (4.1)%       4.2%        (9.6)%       2.9%
Increase (Decrease) from
  Normal in:
    Gas Markets (Bcf)              0.5        (1.3)        (4.7)        6.4        (15.5)        6.2
    Net Income (Millions)         $0.7       $(1.2)       $(4.1)       $5.9       $(13.9)       $5.7

                      EARNINGS COMPONENTS (IN MILLIONS)
                            COMPARING 1995 TO 1994

                                       Quarter               Six Months               Twelve Months
                                --------------------    ---------------------    ----------------------
                                $ Change    % Change    $ Change     % Change    $ Change      % Change
                                --------    --------    --------     --------    --------      --------
Operating Revenues                $13.1        7.6%      $(99.4)      (14.1)%     $(149.8)      (12.9)%
Cost of Gas                        10.9       17.9        (79.1)      (21.9)       (139.2)      (23.6)
                                  -----                  ------                   -------
Gross Margin                        2.2        2.0        (20.3)        5.9         (10.6)       (1.8)
Operation and Maintenance           4.0        5.8         (5.3)       (3.4)         20.3         7.1
Depreciation and Depletion          1.3        6.3          2.3         5.4           7.1         9.0
Property and Other Taxes           (0.9)      (5.8)        (3.1)       (9.1)         (5.7)       (9.5)
Other Income and Deductions         1.0       12.7          4.0        24.9           4.6        12.5
Income Tax Provision (Benefit)     (1.6)       N/A         (7.5)      (21.5)        (15.7)      (41.2)

GROSS MARGIN

    Gross margin (operating revenues less cost of gas) increased for the quarter but decreased for the six- and twelve-month periods due to fluctuations in gas deliveries resulting from the weather variations previously discussed. In addition, the twelve-month period decrease was offset by an increase in gas sales rates, reflecting a general rate increase of $15.7 million, effective January 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    Gas sales volumes and end user transportation deliveries in total were also impacted by the weather, increasing in the 1995 quarter but decreasing in the 1995 six- and twelve-month periods. Higher demand from large-volume commercial and industrial customers also contributed to the increase in end user transportation deliveries for all the 1995 periods.

                                     Quarter         Six Months       Twelve Months
                                 --------------    --------------    --------------
                                  1995     1994     1995     1994     1995     1994
                                 -----    -----    -----    -----    -----    -----
GAS MARKETS (IN BCF)
  Gas Sales                       31.5     28.0    120.8    132.6    189.7    212.7
  End User Transportation         32.2     30.5     75.6     75.3    140.1    135.5
                                 -----    -----    -----    -----    -----    -----
                                  63.7     58.5    196.4    207.9    329.8    348.2
  Intermediate
    Transportation                64.8     66.4    170.7    174.0    300.2    319.2
                                 -----    -----    -----    -----    -----    -----
                                 128.5    124.9    367.1    381.9    630.0    667.4
                                 =====    =====    =====    =====    =====    =====

    During 1994, MCN and Destec Energy, as limited partners, began construction of a 123-megawatt cogeneration plant in Ludington, Michigan. Upon its completion in the fourth quarter of 1995, MichCon will provide end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually.

    The decreases in intermediate transportation deliveries in the 1995 quarter, six- and twelve-month periods are primarily the result of reduced volumes transported for Canadian customers, partially offset by increased transportation of Antrim gas for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

    Due to the growing demand by gas producers and brokers for intermediate transportation services resulting from the significant increase in Michigan Antrim gas production, MichCon filed a proposal before the Michigan Public Service Commission (MPSC) to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction began during the 1995 quarter and will be completed in early 1996. The expanded system is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

    During the 1995 quarter, the MPSC approved MichCon's request to construct and operate a 59-mile loop of the Milford to Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruptions in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system. Construction of the pipeline will begin in October 1995 and is expected to be completed by June 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

COST OF GAS

    Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins and earnings.

    Cost of gas sold increased in the 1995 quarter from the comparable 1994 quarter due to higher gas volumes sold resulting from the colder weather and an increase of $.09 (4.4%) in the cost of gas sold per thousand cubic feet from the 1994 quarter. Cost of gas sold decreased in the 1995 six- and twelve-month periods due to lower sales volumes resulting from the warmer weather as well as lower prices paid for natural gas in the spot market. The decline in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.46 (16.4%) in the 1995 six- and twelve-month periods from the comparable 1994 periods.

    A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon has reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. There was a further decline in gas prices during 1994. Had MichCon not fixed these prices, its cost of gas would have been approximately $10.0 million (1.9%) lower in 1994.

    MichCon filed its 1994 GCR reconciliation case with the MPSC in the first quarter of 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. In July 1995, an intervenor filed testimony taking issue with some of MichCon's decisions. However, the MPSC Staff did not file any testimony in this case. An order in this case is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

OPERATION AND MAINTENANCE

    The timing of certain operating expenses, primarily uncollectibles expense, resulted in higher operation and maintenance expenses in the 1995 quarter as compared to the same 1994 quarter. For the six-month period, these expenses were more than offset by lower uncollectibles expense resulting from the warmer than normal weather in the first quarter of 1995 and a reduction in pension expense. Operation and maintenance expenses increased for the 1995 twelve-month period due to higher postretirement benefit costs being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decrease in operation and maintenance expenses for the 1995 six-month period and partially offset the increase for the 1995 quarter and twelve-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). However, several weeks later the U.S. Senate voted to restore the program's $1.3 billion appropriation. Delegates from the House and Senate later met and agreed upon a LIHEAP target for 1996. The target, a decrease of more than $300 million from what had originally been proposed, was part of a package vetoed by President Clinton.

    During July 1995, the U.S. House Appropriations Committee adopted 1996 funding legislation that eliminates future energy assistance support. The House is expected to support this funding bill. The Senate, which continues to demonstrate strong bipartisan support for LIHEAP, is expected to take up the 1996 appropriations package in September. President Clinton has threatened to veto the House proposal if not modified. MichCon continues its vigorous efforts to maintain this funding. LIHEAP funding currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services, with approximately 35% of the funds going to MichCon customers. A portion of any decreased funding may result in increased uncollectibles expense.

DEPRECIATION AND DEPLETION

    The increase in depreciation and depletion for all 1995 periods was due mainly to higher plant balances, reflecting capital expenditures of $286.7 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

PROPERTY AND OTHER TAXES

    Property and other taxes for the 1995 periods reflect a decrease in Michigan single business taxes due primarily to lower earnings. In addition, the 1995 periods also reflect lower property taxes due to changes in Michigan legislation, partially offset by increased taxes due to higher property balances.

OTHER INCOME AND DEDUCTIONS

    The increase in other income and deductions for all 1995 periods reflects additional interest expense relating to the issuances of first mortgage bonds of $80 million in September 1994 and an aggregate of $70 million in the 1995 quarter.

INCOME TAX PROVISION

    Income taxes decreased for the 1995 quarter, six- and twelve-month periods due primarily to reduced earnings and the favorable resolution of prior years' tax issues.

ENVIRONMENTAL MATTERS

    As discussed in MichCon's 1994 Annual Report on Form 10-K, MichCon previously submitted a remedial action plan for a former manufactured gas plant site in Muskegon, Michigan. The remedy includes limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. During the 1995 quarter, the Michigan Department of Natural Resources (MDNR) approved that plan and MichCon began the limited excavation and cover portion of the remedy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Off site work and installation of the ground water system is contingent upon execution of an agreement with the state of Michigan.

    In addition, MichCon was involved in litigation with an adjacent property owner regarding another site. During the 1995 quarter, that property owner agreed to dismiss the litigation.

    MichCon Development Company, a 100% owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown, a residential development that is being constructed on a 50 acre parcel along the Detroit River. During the 1995 quarter, the MDNR approved a remediation action plan that had been submitted by the Harbortown partnerships. The plan includes certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. MichCon Development Company, along with the other general partner, executed an agreement with the state of Michigan regarding implementation of the plan. No further action will be taken by the MDNR.

    Management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's financial results.


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    MichCon's cash flow from operating activities totaled $207.8 million for the 1995 six-month period, decreasing $57.3 million from the comparable 1994 period. The decrease was due primarily to lower income and higher working capital requirements, partially offset by deferred taxes.

FINANCING ACTIVITIES

    Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the 1995 six-month period, MichCon repaid $166.6 million of commercial paper. During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. As of June 30, 1995, MichCon maintained credit lines of up to $109 million which supported its commercial paper program. No commercial paper was outstanding as of June 30, 1995. In July 1995, new credit lines were negotiated to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. MichCon anticipates issuing commercial paper in lieu of an equivalent amount of borrowings under lines of credit. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Concluded)

    In May 1995, MichCon filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of first mortgage bonds. This filing, along with MichCon's existing shelf registrations of $30 million, provided MichCon the ability to issue up to $180 million of first mortgage bonds. During the 1995 quarter, MichCon issued an aggregate of $70 million of first mortgage bonds under shelf registration statements. Also during the 1995 quarter, MCN Corporation invested $7 million in MichCon as an additional equity investment. The proceeds from the debt issuance and equity investment were used to repay short-term obligations and will also be used to finance MichCon's capital expenditures and for general corporate purposes. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. In June 1995, Duff & Phelps raised its "A" rating on MichCon's first mortgage bonds to "A+." MichCon's first mortgage bonds carry the equivalent of an "A" rating by the other major rating agencies.

    In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. Borrowings under this program were repaid during the second quarter of 1995.

INVESTING ACTIVITIES

    MichCon's capital expenditures during the 1995 six-month period totaled $75.9 million, an increase of $26.0 million from the comparable 1994 period due primarily to colder weather precluding construction activity during the 1994 six-month period. Capital expenditures anticipated for 1995 continue to be approximately $250 million.

    It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


ACCOUNTING PRONOUNCEMENTS

    During the 1995 quarter, MichCon adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. The Statement also modifies existing practice and guidance with respect to impairment of regulatory assets under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 121 requires, among other things, that regulatory assets recorded as a result of SFAS No. 71 must continue to be probable of recovery in rates at all times, rather than only at the time the regulatory asset is recorded. As such, regulatory assets currently recorded may require adjustment in the future if recovery is no longer probable. Under the current ratemaking process, adoption of this statement had no impact on the Company's financial statements.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit
               Number        Description

               12-1          Computation of Ratio of Earnings to Fixed Charges.

               27-1          Financial Data Schedule.

        (b)    Reports on Form 8-K

                    MichCon filed a report on Form 8-K dated May 18, 1995,
               under Item 5, with respect to the issuance of $10,000,000 of First Mortgage Bonds, designated Secured Term Notes, Series A, 7-1/2% Bonds due May 1, 2020 and $20,000,000 of First Mortgage Bonds, designated Secured Term Notes, Series B, 7-1/2% Bonds due May 1, 2020. A Form of Underwriting Agreement and Computation of Ratio of Earnings to Fixed Charges for the twelve months ended December 31, in each year 1990 through 1994 and for the twelve months ended March 31, 1995 were filed as Exhibits thereto.

                    MichCon filed a report on Form 8-K dated June 6, 1995,
               under Item 5, with respect to $150,000,000 of First Mortgage Bonds, designated Secured Medium-Term Notes, Series B. A Form of Distribution Agreement was filed as an Exhibit thereto.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MICHIGAN CONSOLIDATED GAS COMPANY


Date: August 7, 1995                      By:  /s/ David R. Nowakowski
                                             ------------------------------
                                                   David R. Nowakowski
                                                Controller, Treasurer and
                                                Chief Accounting Officer