Form 10-Q
period 1995-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1995-11-08
CIK 65632

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

For the quarterly period ended September 30, 1995, or

[ ]         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

                         Yes __X__                 No _____

    Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1995:

               Common Stock, par value $1 per share: 10,300,000

===============================================================================

                              INDEX TO FORM 10-Q

                     For Quarter Ended September 30, 1995


                                                                 Page
                                                                Number
                                                                ------

COVER   ........................................................   i

INDEX   ........................................................  ii

PART I - FINANCIAL  INFORMATION
 Item 1. Financial Statements...................................   7
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   1

PART II - OTHER  INFORMATION
 Item 1. Legal Proceedings....................................... 12
 Item 6. Exhibits and Reports on Form 8-K........................ 12

SIGNATURE ....................................................... 13

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Given the seasonal nature of the gas distribution business, MichCon generally experiences a loss during the third quarter when the weather is warm and less gas is delivered to customers. MichCon's loss of $13.4 million in the third quarter of 1995, however, is an improvement of $5.8 million from the third quarter of 1994. This increase was due mainly to lower operating expenses, primarily pension and retiree health care costs, and higher gas sales due to slightly colder weather. Earnings for the 1995 nine- and twelve-month periods decreased $5.3 million and $9.9 million, respectively, from the same periods in 1994, reflecting decreased gas deliveries primarily resulting from warmer weather. These decreases were partially offset by lower pension costs.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS

                                  Quarter         Nine Months       Twelve Months
                              --------------- ------------------  ------------------
                               1995     1994     1995     1994      1995      1994
                              ------  ------- ---------  -------  --------   -------
Percentage Colder (Warmer)
  than Normal ............      N/A      N/A     (3.8)%     2.6%     (8.5)%     1.2%

Increase (Decrease) from
  Normal in:
    Gas Markets (Bcf) ....       0.5    (0.8)    (4.3)      5.6     (14.2)      4.5
    Net Income (Millions)     $  0.4  $ (0.8)  $ (3.7)   $  5.1   $ (12.7)   $  4.1



                       EARNINGS COMPONENTS (IN MILLIONS)
                            COMPARING 1995 TO 1994
                                        Quarter           Nine Months        Twelve Months
                                  ------------------  ------------------  -------------------
                                  $ Change  % Change  $ Change  % Change  $ Change   % Change
                                  --------  --------  --------  --------  --------   --------
Operating Revenues ...........    $   0.2      0.2%   $ (99.2)   (12.2)%  $ (145.4)   (12.6)%
Cost of Gas ..................       (2.3)   (10.0)     (81.4)   (21.2)     (131.1)   (22.6)
                                  -------             -------             --------
Gross Margin .................        2.5      3.1      (17.8)    (4.2)      (14.3)    (2.5)
Operation and Maintenance ....      (10.6)   (14.9)     (15.9)    (7.0)       (2.5)    (1.0)
Depreciation and Depletion ...        1.0      4.5        3.3      5.1         5.4      6.6
Property and Other Taxes .....        0.4      3.1       (2.7)    (5.8)       (5.7)    (9.3)
Other Income and Deductions ..        1.5     16.2        5.4     21.8         4.9     12.7
Income Tax Provision (Benefit)        4.6      N/A       (3.0)   (12.2)       (7.2)   (21.0)


GROSS MARGIN

    Gross margin (operating revenues less cost of gas) increased for the quarter but decreased for the nine- and twelve-month periods due to fluctuations in gas deliveries resulting from the weather variations previously discussed. In addition, the twelve-month period decrease was offset by an increase in gas sales rate, reflecting a general rate increase of $15.7 million, effective January 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)


    Gas sales volumes were also impacted by the weather, increasing in the 1995 quarter but decreasing in the 1995 nine- and twelve-month periods.

                                         Quarter                Nine Months             Twelve Months
                                    ----------------         -----------------        -----------------
                                    1995        1994         1995         1994        1995         1994
                                    ----        ----         ----         ----        ----         ----
GAS MARKETS (IN BCF)
  Gas Sales                          14.1        13.5        134.9        146.1       190.3        210.6
  End User Transportation            27.8        28.0        103.4        103.3       139.8        139.3
  Intermediate Transportation        67.2        58.3        237.8        232.4       309.0        307.3
                                    -----       -----        -----        -----       -----        -----
                                    109.1        99.8        476.1        481.8       639.1        657.2
                                    =====       =====        =====        =====       =====        =====



    During 1994, MCN and Destec Energy, as equal partners, began construction of a 123-megawatt cogeneration plant in Ludington, Michigan. In October 1995, the plant was completed and MichCon began providing end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually.

    The increases in intermediate transportation deliveries in all 1995 periods are primarily the result of increased transportation of Antrim gas for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

    In order to meet the increased demand by gas producers and brokers for intermediate transportation services resulting from the significant increase in Michigan Antrim gas production, MichCon filed a proposal before the Michigan Public Service Commission (MPSC) to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. The expansion project will require approximately $40 million for additional pipeline and related facilities. Construction began during the 1995 second quarter. A portion of the system is anticipated to be completed this year and the remainder completed in early 1996. The expanded system is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

COST OF GAS

    Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins and earnings.

    As discussed in MichCon's 1994 Annual Report on Form 10-K, MichCon's rates are also set to recover its lost gas costs using an averaging method based on historical lost gas experience. The difference between the historical average lost gas amount and the actual lost gas amount is recorded to income at the end of the seasonal cycle ended August 31 of each year. The lost gas adjustment for the 1995 cycle, as compared to the 1994 cycle, resulted in a $3.5 million increase in cost of gas for the quarter.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)


    Cost of gas sold decreased in all 1995 periods from the comparable 1994 periods. The decrease experienced in the 1995 quarter is due primarily to a $.42 (19.8%) decrease in the cost of gas sold per thousand cubic feet for the 1995 quarter partially offset by the effect of the lost gas adjustment discussed above and an increase in volumes sold. Lower sales volumes resulting from the warmer weather, as well as lower prices paid for natural gas in the spot market, resluted in the decrease in cost of gas sold in the 1995 nine- and twelve-month periods. The decline in market prices paid for gas resulted in a decrease in the cost of gas sold per thousand cubic feet of $.47 (17.0%) and $.46 (16.3%) in the 1995 nine- and twelve-month periods, respectively, from the comparable 1994 periods. MichCon's supply strategy will continue to utilize the spot market for the majority of its direct and contract gas purchases.

    A majority of MichCon's interstate gas supply contracts are priced based on natural gas spot indices. To mitigate price volatility associated with gas purchases, MichCon reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. There was a further decline in gas prices during 1994. Had MichCon not fixed these prices, its cost of gas would have been approximately $10.0 million (1.9%) lower for the year ended December 31, 1994.

    MichCon filed its 1994 GCR reconciliation case with the MPSC in the first quarter of 1995. In this case, the MPSC will decide whether MichCon's 1994 gas costs were reasonable and prudent. In July 1995, an intervenor filed testimony taking issue with some of MichCon's decisions. On November 1, 1995, the Administrative Law Judge in this proceeding issued a proposal for decision adopting MichCon's position. An order in this case is expected at the end of 1995. MichCon believes that it acted reasonably and prudently by fixing the gas prices based upon the information available at the time.

OPERATION AND MAINTENANCE

    Operation and maintenance expenses decreased for all 1995 periods due to lower benefit costs, primarily pension costs. In addition, the 1995 quarter and nine-month period reflect lower retiree health care costs. The decrease in operation and maintenance expenses for the twelve-month period was partially offset by the impact of higher postretirement benefit costs being recognized as a result of the new accounting requirements under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's continuing efforts to reduce operating costs contributed to the decreases in operation and maintenance expenses for all the 1995 periods.

    In March 1995, the U.S. House of Representatives voted to eliminate all funding for the Low-Income Home Energy Assistance Program (LIHEAP). However, several weeks later the U.S. Senate voted to restore the program's $1.3 billion appropriation.

    Subsequently, the U.S. House Appropriations Committee adopted 1996 funding legislation that eliminates future energy assistance support. The House is expected to support this funding bill, however, the Senate continues to demonstrate strong bipartisan support for LIHEAP. President Clinton has threatened to veto the House proposal if not modified. During September 1995, Congress and President Clinton reached an agreement on a stopgap spending bill that allowed the release of $140 million in 1996 LIHEAP funds.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)


      LIHEAP currently provides approximately $78 million in heating assistance to 385,000 Michigan households through the Department of Social Services. Last year, $27 million in LIHEAP funds assisted 131,000 MichCon customers. A portion of any decreased funding may result in increased uncollectibles expense. Future funding for LIHEAP remains uncertain. MichCon continues its vigorous efforts to maintain full LIHEAP funding.

DEPRECIATION AND DEPLETION

    The increase in depreciation and depletion for all 1995 periods was due mainly to higher plant balances, reflecting capital expenditures of $286.7 million over the past two calendar years. The 1995 twelve-month period also reflects higher depreciation rates that were implemented in January 1994.

PROPERTY AND OTHER TAXES

    Property and other taxes for the 1995 periods reflect fluctuations in Michigan single business taxes due primarily to the changes in earnings. In addition, the 1995 periods were also affected by lower property taxes due to changes in Michigan legislation and increased taxes due to higher property balances.

OTHER INCOME AND DEDUCTIONS

    The increase in other income and deductions for all 1995 periods reflects additional interest expense relating to the issuances of first mortgage bonds of $80 million in September 1994 and $70 million in the 1995 second quarter.

INCOME TAX PROVISION

    Income taxes increased for the 1995 quarter, and decreased for the nine- and twelve-month periods due primarily to changes in earnings. In addition, the nine- and twelve-month periods reflect the favorable resolution of prior years' tax issues.

ENVIRONMENTAL MATTERS

    As discussed in MichCon's 1994 Annual Report on Form 10-K, MichCon owns or previously owned 16 former manufactured gas plant (MGP) sites. Some contamination related to the byproducts of gas manufacturing was discovered at each site. MichCon is not involved in any administrative proceedings regarding these former MGP sites, but has an approved remedial action plan for one site with the Michigan Department of Environmental Quality (MDEQ) and is conducting more extensive investigations at three other sites.

    The MDEQ approved MichCon's remedial action plan for a former MGP site in Muskegon, Michigan during the 1995 second quarter. The remedy includes limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. MichCon began the limited excavation and cover portion of the remedy. Offsite work and installation of the ground water system is contingent upon execution of an agreement with the state of Michigan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)


    In addition, MichCon was involved in litigation with an adjacent property owner regarding another site. During the 1995 second quarter, that property owner agreed to dismiss the litigation.

    In its efforts to claim insurance coverage for costs associated with the investigation and remediation of its former MGP sites, MichCon has employed outside consultants to assist in estimating its potential liabilities and to review its archived insurance policies. Although MichCon does not currently possess sufficient information to reasonably estimate the amount of its potential liabilities, a determination is expected during the fourth quarter. As a result, it is probable that MichCon will record in the fourth quarter an additional liability for potential environmental investigation and remediation costs which may be significantly in excess of the $3.2 million reserve balance at September 30, 1995.

    Management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's financial results.

    MichCon Development Company, a 100% owned subsidiary of MichCon, has a 33% to 50% interest in four partnerships that are developing Harbortown, a residential development that is being constructed on a 50 acre parcel along the Detroit River. During the 1995 second quarter, the MDEQ approved a remedial action plan that had been submitted by the Harbortown partnerships. The plan includes certain landscaping requirements and, during future development, excavation controls consistent with occupational safety and health regulations. MichCon Development Company, along with the other general partner, executed an agreement with the state of Michigan regarding implementation of the plan. No further action will be taken by the MDEQ.


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    MichCon's cash flow from operating activities totaled $150.8 million for the 1995 nine-month period, decreasing $44.9 million from the comparable 1994 period. The decrease was due primarily to slightly lower income and higher working capital requirements, partially offset by deferred taxes.

FINANCING ACTIVITIES

    During the latter part of the year, cash and temporary cash investments decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $109.9 million was outstanding as of September 30, 1995, under these lines. MichCon's commercial paper is currently rated "A-1" or its equivalent by the major rating agencies.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Concluded)

    In May 1995, MichCon filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of first mortgage bonds. This filing, along with MichCon's existing shelf registrations of $30 million, provided MichCon the ability to issue up to $180 million of first mortgage bonds. During the 1995 second quarter, MichCon issued $70 million of first mortgage bonds under shelf registration statements. Also during the 1995 second quarter, MCN Corporation invested $7 million in MichCon as an additional equity investment. The proceeds from the bonds and equity investment were used to repay short-term obligations and will also be used to finance MichCon's capital expenditures and for general corporate purposes. MichCon's capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. In June 1995, Duff & Phelps raised its "A" rating on MichCon's first mortgage bonds to "A+." MichCon's first mortgage bonds carry the equivalent of an "A" rating by the other major rating agencies.

    In 1994, MichCon began a Trust Demand Note program which allows MichCon to borrow up to $25 million. At September 30, 1995, there were no borrowings under this program.

INVESTING ACTIVITIES

    MichCon's capital expenditures during the 1995 nine-month period totaled $154.7 million, an increase of $63.2 million from the comparable 1994 period due primarily to colder weather precluding construction activity during the 1994 nine-month period. Capital investments during 1995 include the Antrim expansion project and construction of new distribution lines to reach communities not previously served by MichCon. Capital expenditures anticipated for 1995 continue to be approximately $250 million.

    It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

    During the second quarter of 1995, the MPSC approved MichCon's request to construct and operate a 59-mile loop of the Milford to Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruptions in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system. Construction of the pipeline will begin the first quarter of 1996 and completion is expected in early 1997.


ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1995, MichCon adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. The Statement also modifies existing practice and guidance with respect to impairment of regulatory assets under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 121 requires, among other things, that regulatory assets recorded as a result of SFAS No. 71 must continue to be probable of recovery in rates at all times, rather than only at the time the regulatory asset is recorded. As such, regulatory assets currently recorded may require adjustment in the future if recovery is no longer probable. Under the current ratemaking process, adoption of this statement had no impact on the Company's financial statements.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                            (Thousands of Dollars)
                                                                                 September 30,     December 31,
                                                                             ---------------------  ----------
                                                                               1995        1994        1994
                                                                             ---------   ---------   ---------
ASSETS
  Current Assets
    Cash and cash equivalents, at cost (which approximates market value)..  $    3,213  $    2,267  $    1,305
    Accounts receivable, less allowance for doubtful accounts of
      $12,725, $16,869, and $15,322, respectively ........................      91,434     101,286     134,980
    Accrued unbilled revenues ............................................      18,815      19,918      82,233
    Gas in inventory .....................................................      92,508     107,798      77,843
    Property taxes assessed applicable to future periods .................      21,618      18,337      52,163
    Other ................................................................      28,338      26,942      23,102
                                                                             ---------   ---------   ---------
                                                                               255,926     276,548     371,626
                                                                             ---------   ---------   ---------
  Deferred Charges and Other Assets
    Investment in and advances to joint ventures .........................      19,742      18,522      20,791
    Deferred postretirement benefit cost..................................      14,613      22,059      19,887
    Other ................................................................      62,218      39,792      42,044
                                                                             ---------   ---------   ---------
                                                                                96,573      80,373      82,722
                                                                             ---------   ---------   ---------
  Property, Plant and Equipment, at cost..................................   2,338,974   2,165,298   2,189,150
    Less - Accumulated depreciation and depletion.........................   1,135,024   1,080,292   1,071,588
                                                                             ---------   ---------   ---------
                                                                             1,203,950   1,085,006   1,117,562
                                                                             ---------   ---------   ---------
                                                                            $1,556,449  $1,441,927  $1,571,910
                                                                             =========   =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts payable .....................................................  $   69,691  $   67,653  $   80,671
    Notes payable (Note 3)................................................     111,820      90,378     168,457
    Current portion of long-term debt, including capital lease obligations
      and redeemable cumulative preferred stock ..........................       3,936       4,196       4,225
    Federal income, property & other taxes payable .......................      45,186      48,156      85,806
    Refunds payable to customers .........................................       2,690      29,281      19,559
    Customer deposits ....................................................      10,277      10,552      11,563
    Other ................................................................      54,417      53,222      50,670
                                                                             ---------   ---------   ---------
                                                                               298,017     303,438     420,951
                                                                             ---------   ---------   ---------
  Deferred Credits and Other Liabilities
    Accumulated deferred income taxes.....................................      60,863      45,215      52,396
    Unamortized investment tax credit.....................................      36,902      38,760      38,294
    Tax benefits amortizable to customers.................................     112,085     124,017     114,906
    Accrued postretirement benefit cost...................................      14,537      24,321      23,507
    Other ................................................................      60,025      50,596      53,076
                                                                             ---------   ---------   ---------
                                                                               284,412     282,909     282,179
                                                                             ---------   ---------   ---------
  Long-Term Debt, including capital lease obligations (Note 2)............     517,035     450,592     448,329
                                                                             ---------   ---------   ---------
  Redeemable Cumulative Preferred Stock, $2.05 Series.....................          --       2,618       2,618
                                                                             ---------   ---------   ---------
  Commitments and Contingencies (Note 4)

  Common Shareholder's Equity
    Common stock .........................................................      10,300      10,300      10,300
    Additional paid-in capital (Note 2)...................................     211,777     204,777     204,777
    Retained earnings.....................................................     234,908     187,293     202,756
                                                                             ---------   ---------   ---------
                                                                               456,985     402,370     417,833
                                                                             ---------   ---------   ---------
                                                                            $1,556,449  $1,441,927  $1,571,910
                                                                             =========   =========   =========

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                            (Thousands of Dollars)

                                                 Three Months Ended        Nine Months Ended        Twelve Months Ended
                                                    September 30,            September 30,              September 30,
                                              -----------------------   -----------------------   -----------------------
                                                 1995         1994         1995         1994         1995         1994
                                              ----------   ----------   ----------   ----------   ----------   ----------
Operating Revenues .........................  $  107,522   $  107,289   $  714,302   $  813,502   $1,012,478   $1,157,880
                                              ----------   ----------   ----------   ----------   ----------   ----------

Operating Expenses
  Cost of gas ..............................      20,963       23,299      303,130      384,540      448,016      579,115
  Operation and maintenance ................      60,750       71,341      210,753      226,640      297,688      300,162
  Depreciation and depletion ...............      22,107       21,154       66,988       63,737       87,481       82,057
  Property and other taxes .................      12,798       12,411       43,487       46,154       55,462       61,157
                                              ----------   ----------   ----------   ----------   ----------   ----------
    Total operating expenses ...............     116,618      128,205      624,358      721,071      888,647    1,022,491
                                              ----------   ----------   ----------   ----------   ----------   ----------

Operating Income (Loss) ....................      (9,096)     (20,916)      89,944       92,431      123,831      135,389
                                              ----------   ----------   ----------   ----------   ----------   ----------

Equity in Earnings of Joint Ventures .......         123          161          499          988          554        1,413
                                              ----------   ----------   ----------   ----------   ----------   ----------

Other Income and (Deductions)
  Interest income ..........................         765        1,017        2,764        3,067        3,761        3,938
  Interest on long-term debt ...............      (9,726)      (6,587)     (26,410)     (19,693)     (34,665)     (26,194)
  Other interest expense ...................        (774)      (2,481)      (4,425)      (6,150)      (7,368)      (9,005)
  Other ....................................        (758)        (980)      (2,337)      (2,198)      (4,816)      (6,960)
                                              ----------   ----------   ----------   ----------   ----------   ----------
    Total other income and (deductions) ....     (10,493)      (9,031)     (30,408)     (24,974)     (43,088)     (38,221)
                                              ----------   ----------   ----------   ----------   ----------   ----------

Income (Loss) Before Income Taxes ..........     (19,466)     (29,786)      60,035       68,445       81,297       98,581

Income Tax Provision (Benefit) .............      (6,138)     (10,690)      21,201       24,155       26,885       34,048
                                              ----------   ----------   ----------   ----------   ----------   ----------

Net Income (Loss) ..........................     (13,328)     (19,096)      38,834       44,290       54,412       64,533

Dividends on Preferred Stock ...............          54          115          182          366          297          542
                                              ----------   ----------   ----------   ----------   ----------   ----------
Net Income (Loss) Available for Common Stock  $  (13,382)  $  (19,211)  $   38,652   $   43,924   $   54,115   $   63,991
                                              ==========   ==========   ==========   ==========   ==========   ==========

           CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                            (Thousands of Dollars)

                                       Three Months Ended     Nine Months Ended    Twelve Months Ended
                                          September 30,          September 30,         September 30,
                                     ---------------------   --------------------  --------------------
                                        1995       1994        1995       1994       1995       1994
                                     ---------   ---------   ---------  ---------  ---------  ---------
Balance - Beginning of Period .....  $ 248,290   $ 206,504   $ 202,756  $ 151,869  $ 187,293  $ 144,202
                                     ---------   ---------   ---------  ---------  ---------  ---------
  Add - Net income (loss) .........    (13,328)    (19,096)     38,834     44,290     54,412     64,533
                                     ---------   ---------   ---------  ---------  ---------  ---------
                                       234,962     187,408     241,590    196,159    241,705    208,735
  Deduct - Cash dividends declared:
    Preferred stock ...............         54         115         182        366        297        542
    Common stock ..................         --          --       6,500      8,500      6,500     20,900
                                     =========   =========   =========  =========  =========  =========
Balance - End of Period ...........  $ 234,908    $187,293   $ 234,908  $187,293   $ 234,908  $ 187,293
                                     =========   =========   =========  =========  =========  =========

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (Thousands of Dollars)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                            ---------------------
                                                                              1995        1994
                                                                            ---------   ---------
Cash Flow from Operating Activities
  Net income ............................................................   $  38,834   $  44,290
  Adjustments to reconcile net income to net cash flow provided from operating activities:
   Depreciation and depletion
     Per statement of income ............................................      66,988      63,737
     Charged to other accounts ..........................................       5,446       5,323
   Deferred income taxes - current ......................................      (5,323)    (17,848)
   Deferred income taxes and investment tax credit - net ................       4,254      (6,399)
   Other ................................................................         992         (42)
                                                                            ---------   ---------
                                                                              111,191      89,061

    Changes in assets and liabilities, exclusive of changes
     shown separately ....................................................     39,646     106,646
                                                                            ---------   ---------
      Net cash provided from operating activities ........................    150,837     195,707
                                                                            ---------   ---------

Cash Flow from Financing Activities
  Notes payable - net ....................................................    (56,637)   (169,926)
  Issuance of long-term debt .............................................     68,764      78,620
  Cash dividend paid:
    Common stock .........................................................     (6,500)     (8,500)
    Preferred stock ......................................................       (223)       (407)
  Retirement of long-term debt and preferred stock .......................     (4,290)     (3,905)
  Equity investment ......................................................      7,000       1,161
                                                                            ---------   ---------
      Net cash provided from (used for) financing activities .............      8,114    (102,957)
                                                                            ---------   ---------

Cash Flow from Investing Activities
  Capital expenditures ...................................................   (154,718)    (91,517)
  Other - net ............................................................     (2,325)     (1,389)
                                                                            ---------   ---------
      Net cash used for investing activities .............................   (157,043)    (92,906)
                                                                            ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents .....................      1,908        (156)
Cash and Cash Equivalents, January 1 .....................................      1,305       2,423
                                                                            =========   =========
Cash and Cash Equivalents, September 30 ..................................  $   3,213   $   2,267
                                                                            =========   =========

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
  Accounts receivable - net ..............................................  $  41,913   $  62,086
  Accrued unbilled revenues ..............................................     63,418      80,298
  Gas in inventory .......................................................    (14,665)    (72,699)
  Property taxes assessed to applicable periods ..........................     30,545      31,523
  Accounts payable .......................................................    (10,980)    (25,098)
  Federal income, property and other taxes payable .......................    (40,620)    (12,387)
  Refunds payable to customers ...........................................    (16,869)     18,488
  Other current assets and liabilities ...................................      2,589         116
  Deferred assets and liabilities ........................................    (15,685)     24,319
                                                                            =========   =========
                                                                            $  39,646   $ 106,646
                                                                            =========   =========
Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized .................................  $  24,084   $  21,957
                                                                            =========   =========
    Federal income taxes .................................................  $  23,111   $  31,858
                                                                            =========   =========

The notes to the consolidated financial statements are an integral part of this statement.

                       MICHIGAN CONSOLIDATED GAS COMPANY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  General

        The accompanying consolidated financial statements should be read in conjunction with MichCon's 1994 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1995 presentation. The unaudited information furnished herein, in the opinion of management, reflects all adjustments (consisting of only recurring adjustments or accruals) necessary for a fair presentation of the results of operations during the periods.

        Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.


2.  Capitalization

        The following debt was issued during 1995:

        Issue Date                      Description                       Amount
        ----------               ------------------------              -----------
        May 1995                 First Mortgage Bonds,
                                  7.50%, due May 2020                  $30,000,000

        June 1995                First Mortgage Bonds,
                                  6.30%, due June 1998                 $20,000,000

                                  6.72%, due June 2003                 $ 4,150,000

                                  6.80%, due June 2003                 $15,850,000

    In addition, MCN Corporation invested $7,000,000 in MichCon as an additional equity investment in May 1995.


3.  Lines of Credit

        In July 1995, new credit lines were negotiated to allow for borrowings of up to $100,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper of $109,945,000 was outstanding at September 30, 1995 under these lines at a weighted average interest rate of 5.9%. This debt is classified as short-term based upon management's intent to repay it within one year. Fees are paid to compensate banks for lines of credit.

                       MICHIGAN CONSOLIDATED GAS COMPANY
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)


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

                               OTHER INFORMATION


LEGAL PROCEEDINGS

     As discussed on page 11 in MichCon's 1994 Annual Report on Form 10-K, in December 1994, six residential customers filed suit against the Company on behalf of themselves and others who purchased and installed high efficiency furnaces through one of the Company's energy conservation programs. Plaintiffs allege, among other things, that MichCon failed to warn them that unsafe conditions could result from improper installation and venting of gas appliances and seek injunctive relief, unspecified money damages, exemplary damages, attorneys fees and costs. On August 11, 1995, the Wayne County Circuit Court dismissed one of the plaintiffs for failure to establish any injury. On October 4, 1995, the Court denied plaintiffs motion for class certification with prejudice. Management believes plaintiffs' remaining allegations are without merit and intends to vigorously defend this action.

     The management of MichCon believes that the resolution of these matters will not have a material adverse effect on the financial statements of MichCon.


EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit
               Number               Description
               -------              -----------
                12-1          Computation of Ratio of Earnings to Fixed Charges.

                27-1          Financial Data Schedule.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MICHIGAN CONSOLIDATED GAS COMPANY


Date: November 8, 1995                          By:  /s/ David R. Nowakowski
                                                     --------------------------
                                                         David R. Nowakowski
                                                     Controller, Treasurer and
                                                      Chief Accounting Officer