Form 10-K405
period 1995-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1996-03-01
CIK 65632

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ---------
                                   FORM 10-K
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995, or

[ ]          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-7310

     Michigan Consolidated Gas Company, a Michigan corporation, meets the conditions set forth in general instruction J (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __ X __   No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __ X __

     All of the registrants 10,300,000 outstanding shares of common stock, par value $1 per share, are owned by MCN Corporation.

                     Documents Incorporated by Reference:

None

==============================================================================

                           KEY TO ABBREVIATED TERMS



Antrim  Gas .................    Natural gas produced from shallow wells
                                 in the Devonian (Antrim) shale formations.

Base Pressure ...............    Pressure at which measurements of a
                                 volume of gas are measured. MichCon's common base pressure is 14.65 pound per square inch absolute.

Bcf .........................    One billion cubic feet, which is a unit of
                                 measurement of gas volume. 1 Bcf = 1,000
                                 MMcf.

BTU .........................    British Thermal Unit; the amount of heat
                                 required to raise the temperature of one pound of water one degree Fahrenheit. One cubic foot of natural gas contains approximately 1,000 BTUs.

Degree Days .................    A measure of the coldness of the weather
                                 based on how much the average daily
                                 temperature is below 65 degrees Fahrenheit.

End User Transportation .....    A gas delivery service provided to
                                 large-volume commercial and industrial
                                 customers who purchase natural gas directly from producers or brokerage companies for the customers' own use.

FERC ........................    Federal Energy Regulatory Commission; a
                                 federal agency that determines the rates and regulations of interstate pipelines.

Gas Markets .................    Gas sales, end user transportation and
                                 intermediate transportation deliveries.

Gas Storage .................    The process of injecting and
                                 withdrawing natural gas from a depleted
                                 underground natural gas field or salt cavern.

GCR  ........................    Gas Cost Recovery; a process by which
                                 MichCon, through annual gas cost proceedings before the Michigan Public Service
                                 Commission, can recover the prudent and
                                 reasonable cost of gas sold.

                           KEY TO ABBREVIATED TERMS
                                  (concluded)


Intermediate Transportation ..   A gas delivery service
                                 provided to gas producers, gas brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

Mcf ..........................   One thousand cubic feet, which is a unit of
                                 measurement of gas volume.

MCN ..........................   MCN Corporation and subsidiaries.

MichCon ......................   Michigan Consolidated Gas Company; a
                                 wholly-owned natural gas distribution and intrastate transmission subsidiary of MCN.

MMcf .........................   One million cubic feet, which is a unit of
                                 measurement of gas volume. 1 MMcf = 1,000
                                 Mcf.

MPSC .........................   Michigan Public Service Commission; the
                                 regulator of intrastate aspects of the
                                 natural gas industry within the State of Michigan.

Normal Weather ...............   The average daily temperature within
                                 MichCon's service area during a recent
                                 30-year period.

Order No. 636 ................   An order issued in 1992 by the FERC, and
                                 subsequent related orders, which require interstate pipeline companies to separate or unbundle their various pipeline services.

Spot Market ..................   The buying and selling of natural gas
                                 on a short-term basis, typically monthly.

Supply Realignment Plan  .....   MichCon's plan, approved by the MPSC, to use
                                 additional underground storage capacity to provide reliable and lower-priced service by purchasing natural gas during periods of low demand.

Trading Company ..............   MichCon Trading Company; a former
                                 subsidiary of MichCon that was sold to
                                 subsidiaries of MCN in the second quarter of 1993.

Transition Costs .............   Costs incurred by interstate pipeline
                                 companies under FERC Order No. 636 to reduce or eliminate gas supply related obligations.

                               TABLE OF CONTENTS

                                                                     Page
Contents                                                            Number
--------                                                            ------

Part I

   Item 1.    Business .........................................       1

   Item 2.    Properties .......................................      10

   Item 3.    Legal Proceedings ................................      10

   Item 4.    Submission of Matters to a Vote
               of Security Holders .............................      10

Part II

   Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters .................      11

   Item 6.    Selected Financial Data ..........................      12

   Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...      13

   Item 8.    Financial Statements and Supplementary Data ......      22

   Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure ..........      47

Part III

   Item 10.   Directors and Executive Officers of the Registrant      47

   Item 11.   Executive Compensation ...........................      47

   Item 12.   Security Ownership of Certain Beneficial
               Owners and Management ...........................      47

   Item 13.   Certain Relationships and Related Transactions ...      47

Part IV

   Item 14.   Exhibits, Financial Statement Schedule, and
               Reports on Form 8-K .............................      48

Signatures .....................................................      50

                                    PART I

ITEM 1.  BUSINESS

      MichCon is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon, a wholly-owned subsidiary of MCN, is one of the largest natural gas distributors in the United States and the largest in Michigan.

      At December 31, 1995, MichCon and its subsidiaries employed 3,128 persons. Of this amount, approximately 45% are covered by five collective bargaining agreements. Two of the agreements expire in December 1997, while the remaining three agreements will expire in June 1998.

Gas Sales & Transportation

      MichCon serves 1.2 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City and Muskegon metropolitan areas and in various other communities throughout the state of Michigan. The following services are provided by MichCon:

      o Gas Sales - Includes the marketing and delivery of natural gas to residential, commercial and industrial customers.

      o End User Transportation - Through this service, large volume customers that purchase gas directly from producers or marketers utilize the Company's gas distribution network to transport the gas to their facilities.

      o Intermediate Transportation - MichCon also provides transportation service within Michigan to pipelines, gas marketers, producers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

                                                        1995       1994       1993
                                                      --------   --------   --------
Revenue (In millions of dollars)
Gas Sales .........................................   $  917.2   $  954.8   $1,075.9
End User Transportation ...........................       80.4       76.2       71.4
Intermediate Transportation .......................       31.9       28.7       19.6
                                                      --------   --------   --------
    Total Sales and Transportation ................    1,029.5    1,059.7    1,166.9
                                                      --------   --------   --------
Conservation Programs, Storage Service and other ..       51.3       52.0       56.6
                                                      --------   --------   --------
    Total Operating Revenues ......................   $1,080.8   $1,111.7   $1,223.5
                                                      ========   ========   ========

Markets (Bcf)
Gas Sales
  MichCon .........................................      206.9      201.4      201.8
  Trading Company .................................       --         --         48.7
                                                      --------   --------   --------
    Total Sales ...................................      206.9      201.4      250.5
End User Transportation ...........................      145.3      139.8      128.4
Intermediate Transportation .......................      341.6      303.6      281.1
                                                      --------   --------   --------
    Total Sales and Transportation ................      693.8      644.8      660.0
                                                      ========   ========   ========

      Note: During the second quarter of 1993, MichCon sold the businesses of Trading Company to subsidiaries of MCN. See Note 5 of the consolidated financial statements for details.

      Effect of Weather: MichCon's gas sales and end user transportation volumes, revenues and net income are impacted by the weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.


Effect of Weather on Gas Markets and Earnings
------------------------------------------------------------------------------

                                                1995       1994      1993
                                              -------    --------   -------
Percentage Colder (Warmer) than Normal ..       0.3 %     (4.2) %    (2.2) %
Increase (Decrease) from Normal in:
    Gas Markets (in Bcf) ................       1.5       (4.4)      (4.3)
    Net Income (in Millions) ............      $1.4      $(4.0)     $(3.7)

      Gas Sales: Revenues declined by $37.6 million in 1995 due to the pass through to customers of lower cost of gas purchased. This market represents 30% of total deliveries and produced approximately 79% of MichCon's gross profit margin from sales and transportation services (Gross Profit Margin). The average margin per Mcf from gas sales in 1995 was $2.09.

      Competition in the gas sales market comes primarily from alternative fuels such as electricity, propane, and to a lesser degree, oil and wood, and in a few areas from other natural gas providers. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

      MichCon continues to focus on the needs of customers and the marketplace in order to position itself as the preferred provider of natural gas within Michigan. To accomplish this, MichCon will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas. For example, MichCon offers the financing of distribution lines and gas appliances to encourage potential customers to utilize natural gas. Offering a variety of gas-related services, such as appliance repair and equipment leasing, should also increase MichCon's penetration into existing markets.

      MichCon continues its commitment to maintain low gas costs. During 1995, MichCon's annual average cost of gas rate of $2.36 per Mcf was at the lowest level since 1979, meeting its objective of being in the lowest quartile for costs of gas in Michigan as well as neighboring states. In addition, MichCon is continuously striving to reduce the cost of operating the business. In 1994, MichCon aligned its operations along core business processes to make the company more efficient, competitive and customer focused.

      MichCon's Area Expansion Program (AEP) is intended to spur demand for natural gas in areas currently not served. The program is primarily in the residential and small commercial markets. By financing the cost of main extensions, this program makes it easier for users of other higher cost fuels, such as propane and fuel oil, to consider using natural gas for space heat and other appliances. The AEP, which reaches rural and developing areas not currently using natural gas, has contributed to the 17,677, 12,047 and 11,478 net increases in customers in 1995, 1994 and 1993, respectively. In 1995, 17 new areas of Michigan were served by MichCon, bringing to 117 the total number of new areas added since 1984.

      MichCon's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, there continues to be significant growth opportunities through conversion of existing homes as well as from new construction. MichCon continues to grow the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

      End User Transportation: End user transportation deliveries increased in 1995 due to a higher level of usage by large-volume commercial and industrial customers. Additional deliveries to gas cogeneration facilities and colder weather also contributed to the increased deliveries. In 1995, this market accounted for 21% of total gas deliveries and produced approximately 15% of MichCon's Gross Profit Margin.

      At December 31, 1995, MichCon had end user transportation agreements representing annual volumes of 143 Bcf. Approximately 69% of these volumes are under contracts that extend to 1997 or beyond and include virtually all of the large, and most price sensitive, customers. The contracts for the remaining volumes are typically one-year contracts that expire at various times during 1996 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1996.

      Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled cogeneration has been an expanding market for natural gas. In 1995, this market accounted for approximately 24 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

      The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources including coal, electricity, oil and steam. In addition, some of these customers could bypass MichCon's distribution system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risk associated with fuel switching or bypass. MichCon competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

      In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, MichCon has not experienced any fuel switching of any significance by its customers. In 1995, approximately 27 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

      End user transportation expanded further in 1995 with the completion of the Michigan Power cogeneration facility. During the third quarter of 1994, MCN and Destec Energy began construction of a 123 megawatt cogeneration plant in Ludington, Michigan. In October 1995, the plant was completed and MichCon began providing end user transportation of the natural gas needed to fuel the plant, approximately nine Bcf annually.

      Intermediate Transportation: This service accounts for 49% of total gas volumes, but, due to the lower rate charged for the service, represents only 6% of MichCon's Gross Profit Margin.

       In January 1996, a subsidiary of MCN transferred its northern Michigan pipeline operations to MichCon in order to unify MCN's Michigan gathering pipeline activities within one business unit. Effective in January 1996, the transportation rate of a major customer of the transferred pipeline operations will decrease 40% in accordance with the terms of a 15-year contract that reduces the transportation rate for the last ten years of the agreement. Revenues from the customer subject to the rate decrease totaled $6.0 million in 1995. This decrease in revenue is expected to be more than offset by the increased revenues from the Antrim expansion project discussed below. MichCon will continue to look at new sources of volume and revenue to increase the profitability of this asset.

      MichCon's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. In 1995, transportation volumes increased due to additional volumes transported for ANR and increased transportation of Antrim gas for Michigan gas producers and brokers.

      There has been a significant increase in Michigan Antrim gas production over the past few years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. Intermediate transportation deliveries have more than tripled since 1991, and have resulted from time to time in capacity constraints on MichCon's northern Michigan pipeline system. In order to meet the increased demand, MichCon filed a proposal before the MPSC in 1994 to construct facilities to expand transportation capacity. In March 1995, the MPSC approved MichCon's proposal. Construction of the 65 mile pipeline began during the 1995 second quarter and will be completed by June 1996. The expansion project will total approximately $40 million for additional pipeline and related facilities and is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

      In June 1995, the MPSC approved MichCon's request to construct and operate a 59-mile loop of the Milford-to-Belle River Pipeline for approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system and will enable MichCon to expand its intermediate transportation capabilities. Construction of the pipeline is expected to be completed in early 1997.

Energy Assistance and Conservation Programs

      Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Department of Social Services' (DSS) Heating Assistance Program, remain critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

      MichCon receives a significant amount of its heating assistance funding from the Low-Income Home Energy Assistance Program (LIHEAP). Congress has reduced a substantial portion of the program's funding for the 1996 fiscal year, and there are proposals to eliminate all program funding in future years. Michigan's share of LIHEAP funds were reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. During 1995 and 1994, $27.3 million and $27.0 million in LIHEAP funds assisted approximately 112,000 and 131,000 MichCon customers, respectively. A portion of the decreased funding may result in increased uncollectibles expense. MichCon is currently working with federal and state officials to identify ways to obtain energy assistance for low-income customers from other avenues, and is taking actions to minimize any impact that reductions in LIHEAP funding would have on MCN's financial statements.

      In September 1994, MichCon filed for MPSC approval to implement its three-year, $26 million Demand Side Management Plan (DSM Plan). The DSM Plan included proposals for continuation of several energy conservation programs targeted at low-income customers and several innovative programs intended to help other MichCon customers reduce their energy costs. MichCon intended to implement its surcharge-funded DSM Plan by October 1995. In its order issued in November 1995, the MPSC rejected the plan and found that MichCon's energy conservation program surcharge should be discontinued.

Gas Supply

      MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. The company's objective is to rank in the lowest quartile for cost of gas in Michigan as well as neighboring states. As a result of MichCon's efforts to lower its cost of gas, including extensive contract renegotiations, increased use of spot market-priced purchases and the use of available storage, its gas costs declined to $2.36 per Mcf in 1995, a reduction of 12% from 1994. MichCon's gas costs have decreased 45% in the last ten years.


Gas Supply Purchases(Bcf)
------------------------------------------------------------------------------

                                   1995       1994       1993
                                  -----      -----      -----
Firm Suppliers:
   Michigan Producers ......       90.9       85.9       92.7
   Interstate Suppliers ....       18.2       64.3       80.4
   Canadian Suppliers ......       31.5       29.4       15.4
Spot Market ................       52.2       34.3        9.5
                                  -----      -----      -----
                                  192.8      213.9      198.0
                                  =====      =====      =====

      MichCon purchased 47% of its 1995 supply from Michigan producers, 37% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

      The 1995 and 1994 increases in volume associated with Spot Market are due to the subsequent discontinuance of MichCon purchases of gas from ANR as a result of FERC Order No. 636, as discussed below.

      FERC Order No. 636: In 1992, the FERC issued Order No. 636 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also permitted interstate pipelines to recover their prudently incurred transition costs including costs resulting from restructuring. As a result of ANR's FERC Order No. 636 restructuring, its long-term relationship with MichCon changed significantly. MichCon no longer purchases natural gas supply directly from ANR, but instead utilizes ANR solely as a transporter of gas. MichCon purchases gas directly from producers and marketers with access to natural gas supplies in Texas, Oklahoma, Louisiana and Canada.

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

      During 1995 and 1994, ANR filed several requests for recovery of these transition costs. MichCon accrued its portion of these costs totaling $6.8 million and $5.4 million, of which $5.0 million and $3.9 million are reflected in cost of gas, in 1995 and 1994, respectively. The MPSC has held that these transition costs are recoverable through the GCR mechanism as paid and, therefore, a regulatory asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that the transition costs will have no significant effect on MichCon's financial statements.

      General Supply: To ensure continuous, uninterrupted service to customers, MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 395 MMcf per day of supply for MichCon under these agreements, while Great Lakes is obligated to transport 30 MMcf per day. These transportation contracts expire on various dates between 1999 and 2011.

      MichCon also has contracts with independent Michigan producers that expire on various dates through 2009. A portion of these contracts expire in 1996. MichCon has begun discussions with several producers to limit the costs of gas purchases after 1996.

      In 1993, Panhandle Eastern Pipe Line Company (Panhandle) refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon's request for rehearing of the 1994 order was denied. MichCon has appealed the issue to the D.C. Circuit Court. If MichCon is ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and, therefore, a regulatory asset has been recorded for their future recovery.

      At December 31, 1995, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak day entitlement, thereby reducing interstate pipeline costs. During 1995, MichCon's maximum one-day sendout exceeded 2.2 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of
2.7 Bcf, with approximately 70% coming from underground storage. MichCon also sells a portion of its natural gas storage capacity to an affiliated company and third parties.

Regulation and Rates

      MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service and accounting. MichCon is also subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

      Michigan offers an environment of progressive and reasonable rate regulation. This is evident by the efforts underway to change the current form of regulation. In January 1996, the Governor of Michigan submitted to the MPSC his recommendations for utility reform, designed to make Michigan more competitive in energy costs. If the Governor's recommendations are adopted, the current form of regulation, based on rate of return and cost of service, may be replaced by a form that is based on price caps or other incentives. The proposed form of regulation is consistent with a competitive environment and would promote efficient and cost-effective products and services. The gas industry is moving towards the unbundling of locally provided gas services. If this occurs, all customers, including those at the residential level, may be able to choose their own gas supplier while MichCon continues to move the gas to the ultimate consumer. MichCons' efficient operations and well managed gas supply portfolio will prepare it to take full advantage of this opportunity. As the MPSC evaluates expanded competition for the electric and natural gas industries within the State, MichCon will continue its active involvement.

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

      In addition, MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1995 is approximately $3.5 million. Any excess costs are to be amortized over a ten year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

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

      In May 1994, the MPSC issued an order in MichCon's 1993 GCR reconciliation case approving a partial settlement allowing MichCon to refund $11.6 million to its natural gas customers on their June 1994 bills. The refund consisted primarily of supply realignment overcollections and excess transportation and storage revenues, partially offset by 1993 GCR undercollections. In September 1994, the MPSC approved the final settlement, which provides for additional refunds of $0.4 million applicable to GCR sales customers and $0.1 applicable to transportation customers.

      In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an over-recovery of $19 million, including interest, which will be returned to GCR customers using the new rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994. In February 1996, the MPSC issued an order finding that all of MichCon's 1994 gas costs were reasonable and prudent, and made no disallowance of gas costs as a result of MichCon fixing gas prices on a portion of its gas purchases.

      In February 1996, MichCon filed its 1995 GCR reconciliation case indicating an under-recovery of less than $0.1 million, including interest, which will be collected from GCR customers using the new rolled-in prospective refunding methodology. In July 1995, MichCon filed its 1996 plan case. An MPSC order is expected in the first half of 1996.

Environmental Matters

      Manufactured Gas Plants: Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned 16 former manufactured gas plant (MGP) sites.

      During the mid-1980s, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency.

      MichCon is not involved in any administrative proceedings regarding these former MGP sites. MichCon is currently remediating a former MGP site in Muskegon, Michigan. The remedy consists of limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. MichCon is also conducting more extensive investigations at three other former MGP sites.

      MichCon has employed outside consultants to evaluate remediation alternatives at these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing its claims against these carriers. The findings of these investigations indicated that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million.

      In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanisms for reasonable and prudent investigation and remediation costs incurred at former MGP sites in excess of the reserve. During 1995, 1994 and 1993 MichCon spent $2.1 million, $0.6 million and $2.1 million, respectively, investigating and remediating these former MGP sites. As a result of the studies discussed above, MichCon added $32 million to the reserve and established a corresponding regulatory asset during the fourth quarter of 1995. At December 31, 1995, the reserve balance was approximately $35.5 million. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MCN's results of operations.

Franchises

      MichCon operates in numerous cities, villages, and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In Grand Rapids and a number of other municipalities where a significant part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired. In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regard to MichCon's ability to continue and expand service in those areas. Regarding the franchises which have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

      During 1995, MichCon gained 37 franchises with aggregate gas sales volumes of approximately 0.6 Bcf annually. Approximately 81 major franchises have been renewed in 1995, including Detroit, which accounts for gas sales volumes of approximately 66.5 Bcf annually.

      Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. However, the Michigan Court of Appeals reversed that decision. This matter is presently pending before the Michigan Supreme Court. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings.

ITEM 2.  PROPERTIES

      MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1995, MichCon's distribution system included 15,804 miles of distribution mains, 1,051,094 service lines and 1,175,020 active meters. MichCon owns 2,515 miles of transmission and production lines which deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, Michigan under long-term leases. Portions of these buildings are subleased to affiliates and others.

      Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1995 totaled $235.8 million and could reach $220 million in 1996.


ITEM 3.  LEGAL PROCEEDINGS

      In addition to the regulatory proceedings and other matters described in
Item 1, "Business," MichCon is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, personal injury, property damage claims and other matters.

      The management of MichCon believes that the resolution of these matters will not have a material adverse effect on the financial statements of MichCon.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted per general instruction J (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are owned by MCN and constitute 100% of the voting securities of MichCon. Therefore, no market exists for MichCon common stock. On January 31, 1996, MichCon called for redemption the remaining 104,732 shares of its redeemable cumulative preferred stock.

      MichCon paid cash dividends of $6.5 million in 1995, $8.5 million in 1994 and $75 million in 1993 on its common stock.


                  ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)


Selected Financial Data                            1995            1994            1993             1992          1991
-----------------------                            ----            ----            ----             ----          ----
(Dollars in thousands)

Income Available for Common Stock ...........   $    71,488    $    59,387     $    61,649     $    49,848     $    36,082
                                                ===========    ===========     ===========     ===========     ===========

Cash Dividends Declared on Common Stock .....   $     6,500    $     8,500     $    75,000     $      --       $    12,900
                                                ===========    ===========     ===========     ===========     ===========

Return on Average Common Shareholder's Equity          15.8%          15.2%           16.6%           14.6%           12.3%
                                                ===========    ===========     ===========     ===========     ===========

Property, Plant and Equipment ...............   $ 2,413,120    $ 2,189,150     $ 2,084,516     $ 1,966,009     $ 1,851,721

Less - accumulated depreciation and depletion     1,151,160      1,071,588       1,024,009         965,661         906,694
                                                -----------    -----------     -----------     -----------     -----------

Net property, plant and equipment ...........   $ 1,261,960    $ 1,117,562     $ 1,060,507     $ 1,000,348     $   945,027
                                                ===========    ===========     ===========     ===========     ===========

Total Assets ................................   $ 1,798,493    $ 1,571,910     $ 1,509,120     $ 1,475,439     $ 1,381,495
                                                ===========    ===========     ===========     ===========     ===========

Capital Expenditures ........................   $   235,767    $   145,421     $   141,279     $   128,849     $   117,852
                                                ===========    ===========     ===========     ===========     ===========

Capitalization
Long-term debt ..............................   $   501,396    $   431,870     $   353,214     $   306,573     $   275,393
Long-term capital lease obligations .........        15,168         16,459          17,625          18,253          19,190
Redeemable cumulative preferred stock .......          --            2,618           5,618           9,000          12,000
Common shareholder's equity .................       489,821        417,833         365,785         379,136         304,288
                                                -----------    -----------     -----------     -----------     -----------

Total capitalization ........................   $ 1,006,385    $   868,780     $   742,242     $   712,962     $   610,871
                                                ===========    ===========     ===========     ===========     ===========

Sources of Operating Revenues
Gas sales ...................................   $   896,707    $   954,537     $ 1,079,020     $ 1,170,567     $ 1,075,519
Application of (provision for) refunds-net ..        20,473            223          (3,164)         43,792         (15,799)
End user transportation .....................        80,360         76,228          71,412          69,889          63,039
Intermediate transportation .................        31,913         28,745          19,638          17,824           7,866
Storage services ............................         8,857          8,054           9,084           7,438          13,826
Conservation and other assistance programs ..        14,499         18,716          23,935          27,677          30,803
Other .......................................        28,004         25,175          23,590          20,598          14,862
                                                -----------    -----------     -----------     -----------     -----------

Total operating revenues ....................   $ 1,080,813    $ 1,111,678     $ 1,223,515     $ 1,357,785     $ 1,190,116
                                                ===========    ===========     ===========     ===========     ===========

Disposition of Gas (MMcf)
Gas sales ...................................       206,951        201,423         250,510         309,162         272,648
End user transportation .....................       145,288        139,800         128,409         129,504         119,639
Intermediate transportation .................       341,550        303,617         281,116         183,978         105,496
                                                -----------    -----------     -----------     -----------     -----------
                                                    693,789        644,840         660,035         622,644         497,783
Company use and lost gas ....................         2,990          2,239           3,828           3,748           1,061
                                                -----------    -----------     -----------     -----------     -----------

Total disposition of gas ....................       696,779        647,079         663,863         626,392         498,844
                                                ===========    ===========     ===========     ===========     ===========

Degree Days
For calendar period .........................         6,777          6,489           6,675           6,607           6,092
Percent colder (warmer) than normal .........           0.3%          (4.2)%          (2.2)%          (3.7)%         (10.7)%

Utility Customers
Residential .................................     1,077,668      1,061,300       1,050,188       1,039,378       1,034,637
Total .......................................     1,159,140      1,141,463       1,129,416       1,117,938       1,112,796

Employees ...................................         3,128          3,273           3,364           3,564           3,517

          ITEM 7. MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

      Earnings for 1995 were $71.5 million, an increase of $12.1 million compared to 1994. The 1995 increase is due primarily to higher gas deliveries resulting from colder weather and increased transportation deliveries. Lower operating costs also contributed to the 1995 increase, reflecting corporate initiatives to reduce costs. Earnings for 1994 decreased by $2.3 million from 1993 earnings due primarily to the lower return on equity authorized in the rate order which went into effect in January 1994 and lower gas deliveries resulting from warmer weather.

                 Effect of Weather on Gas Markets and Earnings

                                              1995    1994     1993
                                              ----    ----     ----

Percentage Colder (Warmer) than Normal ..      0.3%   (4.2)%   (2.2)%

Increase (Decrease) from Normal in:
  Gas Markets (Bcf) .....................      1.5    (4.4)    (4.3)
  Net Income (in millions) ..............   $  1.4  $ (4.0)  $ (3.7)



                       Earnings Components (in Millions)

                                  Comparing 1995 to 1994   Comparing 1994 to 1993
                                 ------------------------ ------------------------
                                   Dollar     Percentage    Dollar   Percentage
                                   Change       Change      Change     Change
                                 ----------  ------------ ---------  -------------

Operating Revenues ............     $ (30.9)     (2.8)%   $ (111.8)     (9.1)%
Cost of Gas ...................       (45.5)     (8.6)      (156.3)    (22.8)
                                    -------                  -----
Gross Margin ..................        14.6       2.5         44.5       8.3
Operation and Maintenance .....       (19.2)     (6.1)        33.4      11.9
Depreciation and Depletion ....         4.9       5.8         10.4      14.0
Property and Other Taxes ......        (1.1)     (1.9)        (0.5)     (0.1)
Other Income and Deductions ...         6.6      17.7          3.5      10.4
Income Tax Provision ..........        11.2      37.4         (1.1)     (3.6)


Gross Margin

      Gross Margin (operating revenues less cost of gas) increased in 1995 reflecting increased gas sales due to colder weather and increased transportation deliveries. The 1994 increase of $44.5 million reflects revenues from increased transportation deliveries and higher gas sales rates.

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


      In October 1993, the MPSC issued an order in MichCon's general rate case authorizing a $15.7 million rate increase, beginning in January 1994. The higher rates included $28.7 million for retiree health care benefits recognized under new accounting requirements and $8.1 million for higher depreciation rates. The MPSC's decision also lowered MichCon's allowed rate of return on common equity to 11.5%. MichCon has no plans to file a general rate increase request with MPSC.

      Gas sales rates are set to recover lost gas costs using an averaging method based on historical lost gas experience. Prior to 1993, MichCon deferred or accrued revenues for differences between historical average lost gas amounts and the actual amount experienced. However, as a result of the order issued in MichCon's last general rate case, MichCon no longer defers or accrues revenues for these differences in lost gas amounts. Amortization of previously deferred amounts was completed in 1995 and increased revenues by $3.4 million, $3.1 million and $4.7 million in 1995, 1994 and 1993, respectively.


Gas Markets

                                      1995     1994      1993
                                     -----     -----     -----
Gas Markets (Bcf)
  Gas Sales ..................       206.9     201.4     250.5
  End User Transportation ....       145.3     139.8     128.4
  Intermediate Transportation        341.6     303.6     281.1
                                     -----     -----     -----
                                     693.8     644.8     660.0
                                     =====     =====     =====

    Gas sales volumes in 1995 were higher than in 1994 due to colder weather. Gas sales volumes for 1993 include the brokering operations of Trading Company. As discussed in Note 5 to the consolidated financial statements, in June 1993, MichCon sold the businesses of Trading Company to subsidiaries of MCN.

      The increase in end user transportation deliveries for both 1995 and 1994 reflects higher usage and expanded markets. The 1995 increase was further impacted by the colder weather as well as the October 1995 completion of a 123-megawatt cogeneration plant constructed by MCN and Destec Energy. MichCon provided end user transportation deliveries of natural gas to the plant, which contributed approximately two Bcf to the 1995 increase. MichCon will provide approximately nine Bcf annually to fuel the plant.

      The increases in intermediate transportation deliveries in both 1995 and 1994 are due primarily to additional volumes transported for ANR Pipeline Company (ANR) and increased transportation of Antrim gas for Michigan gas producers and brokers. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

      In order to meet the increased demand by gas producers and brokers for intermediate transportation services resulting from the significant increase in Michigan Antrim gas production, MichCon began construction of facilities during 1995 to expand transportation capacity of its Northern Michigan gathering system. A significant portion of the project was completed in 1995, and the remainder is to be completed by June 1996. The expansion project will total approximately $40 million for additional pipeline and

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


related facilities and is expected to transport approximately 135 Bcf of Antrim gas annually, generating new revenues of approximately $8 million per year.

      In January 1996, a subsidiary of MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Effective in January 1996, the transportation rate of one customer of the transferred pipeline operations will decrease 40% in accordance with the terms of a 15-year contract that reduces the transportation rate for the last ten years of the agreement. Revenues from the customer subject to the rate decrease totaled $6.0 million in 1995.

Cost of Gas

      Cost of gas is affected by variations in sales volumes and prices paid for gas purchased. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, fluctuations in total gas costs have little or no effect on gross margins or earnings.

      Cost of gas sold decreased in 1995 as a result of significantly lower prices for natural gas purchased, partially offset by higher gas sales volumes due to colder weather. Lower natural gas prices, as well as lower gas sales volumes due to warmer weather, resulted in the 1994 decrease in cost of gas sold. Cost of gas sold per thousand cubic feet for 1995 was $2.36, a decrease of $.31 (12%) from 1994. Cost of gas sold per thousand cubic feet for 1994 decreased from 1993 by $.12 (4%). MichCon will continue its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices.

      To mitigate price volatility associated with gas purchases, MichCon reserved the right to fix the prices it pays under some of these contracts. In order to capture declining gas prices during 1994, MichCon fixed the price on approximately 34 Bcf of gas in advance of the month of purchase. Subsequently, there was a further decline in gas prices during 1994. Had MichCon not fixed these prices, its cost of gas would have been approximately $10 million (1.9%) lower for 1994. MichCon did not fix any gas prices during 1995. In February 1996, the MPSC issued an order finding that all of MichCon's 1994 gas costs were reasonable and prudent, and made no disallowance of gas costs as a result of MichCon fixing its gas prices.

      As previously discussed, MichCon's rates are set to recover its lost gas costs using an averaging method based on historical lost gas experience. The difference between the historical average lost gas amount and the actual lost gas amount is recorded to income at the end of the seasonal cycle ended August 31 of each year. For the seasonal cycles ended August 1995 and August 1994, the actual lost gas experienced was lower than the historical average lost gas amount, resulting in reductions to cost of gas of $1.5 million and $5.9 million during 1995 and 1994, respectively. No significant adjustment occurred during 1993.

      The Federal Energy Regulatory Commission (FERC) issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from restructuring. ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


restructuring in November 1993. During 1995 and 1994, ANR filed several transition cost recovery requests. MichCon accrued its portion of these costs in 1995 and 1994 totaling $6.8 million and $5.4 million, of which $5.0 million and $3.9 million is reflected in cost of gas, respectively. These transition costs are recovered through the GCR mechanism as paid, and therefore, a regulatory asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that there will be no significant effect on MichCon's financial statements.

      In 1993, the FERC issued an order which required Panhandle Eastern Pipe Line Company (Panhandle) to refund to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon is currently seeking rehearing of the FERC order. Should MichCon be ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism and therefore, a regulatory asset has been recorded for their future recovery.

Operation and Maintenance

      Operation and maintenance expenses decreased during 1995 due to lower benefit costs, primarily pension and retiree healthcare costs. Operation and maintenance expenses increased in 1994 due to higher postretirement healthcare costs being recognized in 1994 as a result of the new accounting requirements under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These costs are being recovered in rates that became effective in January 1994. Management's efforts to reduce operating costs also contributed to the 1995 decrease in operation and maintenance expenses, and helped moderate the 1994 increase. Management is continuously assessing ways to improve cost competitiveness and the quality of customer service. During 1994, MichCon reorganized along core business processes, which has streamlined its organizational structure.

      Operation and maintenance expenses in future years may be affected by investigation and remediation costs associated with several environmentally contaminated sites, as discussed in detail in the "Environmental Matters" section that follows. Management anticipates that these costs will not materially affect earnings because any amounts not covered by insurance are expected to be recoverable in rates.

      MichCon receives a significant amount of its heating assistance funding from the Low-Income Home Energy Assistance Program (LIHEAP). Congress has reduced a substantial portion of the program's funding for the 1996 fiscal year, and there are proposals to eliminate all program funding in future years. Michigan's share of LIHEAP funds were reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. During 1995 and 1994, $27.3 million and $27.0 million in LIHEAP funds assisted approximately 112,000 and 131,000 MichCon customers, respectively. A portion of the decreased funding may result in increased uncollectibles expense. MichCon is currently working with federal and state officials to identify ways to obtain energy assistance for low-income customers from other avenues, and is taking actions to minimize the impact any reduction in LIHEAP funds would have on MichCon's financial statements.

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


Depreciation and Depletion

      The increases in depreciation and depletion in 1995 and 1994 are due to higher plant balances, reflecting capital expenditures of $522.5 million over the past three years. In addition, higher depreciation rates implemented in January 1994 contributed to the 1994 increase. Depreciation and depletion expenses are expected to increase in future years due to higher planned capital investments.

Property and Other Taxes

      Property and other taxes decreased slightly in both 1995 and 1994. The 1995 decrease was due mainly to a decrease in Michigan single business taxes resulting from changes made by the State of Michigan to the method of computing the tax. The decrease in 1994 resulted from Michigan legislation which lowered property taxes, partially offset by increased taxes due to higher property balances and higher Michigan single business taxes.

Other Income and Deductions

      Interest on long-term debt rose in 1995 as a result of the average amount of long-term debt outstanding increasing $95.7 million and a slight increase in the weighted average interest rate on long-term debt. Interest on long-term debt also rose in 1994 as a result of the average amount of long-term debt outstanding increasing $56.1 million, partially offset by a decrease in the weighted average interest rate on long-term debt of 0.6%. The increases in the average amount of long-term debt outstanding were the result of issuing first mortgage bonds in the aggregate of $70 million in 1995, $80 million in 1994 and $120 million in 1993.

      Other interest expense in 1995, 1994 and 1993 reflects interest on varying levels of pending customer refunds during the periods.

Income Taxes

      Income taxes increased in 1995 and decreased in 1994 primarily as a result of changes in earnings. In addition, excess book depreciation over tax depreciation rose in 1995 contributing to the increase in 1995 income taxes. Income taxes were reduced by $1.3 million, $3.9 million and $1.2 million during 1995, 1994 and 1993, respectively, due to the favorable resolution of prior years' tax issues.

Environmental Matters

      Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned 16 such former manufactured gas plant
(MGP) sites.

      During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


the Michigan Department of Environmental Quality. None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency.

      MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating one of the sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. More extensive investigations are underway at three sites.

      In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

      MichCon has employed outside consultants to evaluate remediation alternatives at these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MichCon has notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing its claims against these carriers. The findings of these investigations indicate that the estimated total expenditures for investigation and remedial activities at all 16 former MGP sites will be between $30 million and $170 million based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32 million during the fourth quarter.

      During 1995, 1994 and 1993, MichCon spent $2.1 million, $0.6 million, and $2.1 million, respectively, investigating these former MGP sites. At December 31, 1995, the reserve balance is approximately $35.5 million, of which $3.5 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

Outlook

      MichCon's objectives are to grow revenues and reduce its cost structure in order to maintain strong returns and provide customers with quality service at competitive prices. MichCon expects to provide natural gas to approximately 20,000 new customers in 1996, continuing its strategy to aggressively expand its residential, commercial and industrial markets in Michigan. MichCon's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, there continues to be significant growth opportunities through conversion of existing homes as well as from new construction. MichCon continues to grow the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment as well as by developing new natural

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


gas technologies.

      MichCon continues to focus on challenges and opportunities resulting from increased competition with other natural gas distribution companies and other energy providers. The MPSC is scheduling hearings to explore major reforms of Michigan's gas utility regulatory process. MichCon is positioning itself to respond to changes in regulation and increased competition by successfully reducing its cost of operations while maintaining a high level of customer satisfaction. MichCon remains focused to continue this trend in 1996 and beyond. The success is due to targeted productivity initiatives and the alignment of the Company's organization around core business processes and customer services. The ongoing benefits of these efforts are a strengthened competitive position in the gas industry.


CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

      MichCon's cash flow from operating activities totaled $158.2 million in 1995, decreasing $15.9 million compared to 1994. The decrease is due primarily to higher working capital requirements partially offset by higher net income. Operating cash flows were sufficient for the payment of cash dividends on common and preferred stock and a portion of capital investments. Cash flow from operating activities in 1994 increased $27.8 million compared to 1993 primarily due to lower working capital requirements.

Financing Activities

      During the latter part of each year, short-term debt is generally incurred to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $194.8 million was outstanding as of December 31, 1995, under these lines.

      During 1995, MichCon filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of first mortgage bonds. This filing, along with MichCon's existing shelf registrations of $30 million, provided MichCon the ability to issue up to $180 million of first mortgage bonds. MichCon issued $70 million of first mortgage bonds under these shelf registration statements in 1995. In addition, MCN Corporation invested $7 million in MichCon as an additional equity investment during 1995. The proceeds from the bonds and equity investment were used to repay short-term obligations, to finance MichCon's capital expenditures and for general corporate purposes.

      MichCon issued $80 million and $120 million of first mortgage bonds in 1994 and 1993, respectively. The 1994 proceeds were used to repay short-term obligations and for general corporate purposes. The 1993 proceeds were used to redeem approximately $74.9 million of its outstanding first mortgage bonds and for general corporate purposes. These redemptions allowed MichCon to lower its interest costs.

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


      During 1995, MichCon renewed its Trust Demand Note program which allows MichCon to borrow up to $25 million through April 1996. No borrowings were outstanding as of December 31, 1995, but $25 million was borrowed in January 1996.

      MichCon's capital requirements for 1996 are anticipated to be approximately $220 million for capital investments. These investments will be made to add new customers, develop new gas transportation markets and make improvements to existing storage and transmission systems. These capital requirements and general financial market conditions will affect the timing and amount of future debt issuances. MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. At December 31, 1995, the common equity ratio was 48.7% of total capitalization.

The following table sets forth the ratings for securities issued by MichCon:

                         Standard                                    Duff &
                         & Poor's              Moody's               Phelps                Fitch
                     -----------------    ------------------    ------------------    -----------------

Commercial paper ...        A1                   P1                    D1                    F1
Long-term debt .....        A                    A2                    A+                    A

These ratings are considered investment grade by each rating agency.

Investing Activities

      MichCon's capital expenditures for 1995 totaled $235.8 million. This amount represents an increase of $90.4 million compared to 1994. Capital expenditures in 1994 increased by $4.1 million over 1993. Increased capital expenditures are due primarily to the construction of pipelines to transport gas and construction of new distribution lines to reach communities not previously served by MichCon. The majority of the company's capital expenditures are devoted to adding new customers to its service area.

     In January 1996, MichCon began construction of a 59-mile loop of its existing Milford to Belle River Pipeline. The pipeline is anticipated to be completed in early 1997 at a cost of approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruptions in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system.

      It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS - (Concluded)


EFFECTS OF INFLATION

      MichCon's operations are subject to inflationary pressures. Such inflationary pressures exist because the Company's ability to adjust its rates to recover increases in non-gas related operating costs is dependent upon obtaining approval from the MPSC. The effects of inflation on operating results, however, are mitigated to the extent that assets are financed with debt that will be repaid with dollars of less purchasing power.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                          Page
                                                          ----

Consolidated Statement of Income .....................     23

Consolidated Statement of Financial Position .........     24

Consolidated Statement of Capitalization .............     25

Consolidated Statement of Cash Flows .................     26

Notes to the Consolidated Financial Statements .......     27

Independent Auditors' Report .........................     44

Supplementary Financial Information - Quarterly
  Operating Results (Unaudited) ......................     45

Financial Statement Schedule for each of the three
  years in the period ended
  December 31, 1995, unless otherwise noted-
    Schedule II - Valuation and Qualifying Accounts ..     46

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME


Year ended December 31,                                             1995          1994             1993
-----------------------                                             ----          ----             ----
(Thousands of Dollars)                            Note(s)

Operating Revenues
  Gas Sales ..............................            7,11     $   917,180      $   954,760      $ 1,075,856
  Transportation and storage services ....              11         121,130          113,027          100,134
  Other ..................................                          42,503           43,891           47,525
                                                               -----------      -----------      -----------
    Total Operating Revenues .............                       1,080,813        1,111,678        1,223,515
                                                               -----------      -----------      -----------

Operating Expenses
  Cost of gas ............................              11         483,962          529,426          685,679
  Operation and maintenance ..............              11         294,424          313,575          280,182
  Depreciation and depletion .............                          89,128           84,230           73,866
  Property and other taxes ...............                          57,012           58,129           58,177
                                                               -----------      -----------      -----------
    Total operating expenses .............                         924,526          985,360        1,097,904
                                                               -----------      -----------      -----------

Operating Income .........................                         156,287          126,318          125,611
                                                               -----------      -----------      -----------

Equity in Earnings of Joint Ventures .....                             739            1,043            1,826
                                                               -----------      -----------      -----------

Other Income and (Deductions)
  Interest income ........................                           3,983            4,064            4,205
  Interest on long-term debt .............                         (35,820)         (27,948)         (25,594)
  Other interest expense .................                          (7,053)          (9,093)          (7,961)
  Other ..................................                          (5,409)          (4,677)          (4,772)
                                                               -----------      -----------      -----------
    Total other income and (deductions) ..                         (44,299)         (37,654)         (34,122)
                                                               -----------      -----------      -----------

Income Before Income Taxes ...............                         112,727           89,707           93,315
Income Tax Provision .....................              12          41,004           29,839           30,939
                                                               -----------      -----------      -----------
Net Income ...............................                          71,723           59,868           62,376
Dividends on Preferred Stock .............                             235              481              727
                                                               -----------      -----------      -----------
Net Income Available for Common Stock ....                     $    71,488      $    59,387      $    61,649
                                                               ===========      ===========      ===========

The notes to the consolidated financial statements are an integral part of this statement.


              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


December 31                                                                                1995         1994
-----------                                                                                ----         ----
(Thousands of Dollars)                                                      Note(s)
ASSETS
  Current Assets
    Cash and cash equivalents, at cost (which approximates market value)                $    8,469   $    1,305
    Accounts receivable, less allowance for doubtful accounts of
      $13,250 and $15,322, respectively ................................                   175,103      134,980
    Accrued unbilled revenues ..........................................                    91,134       82,233
    Gas in inventory ...................................................       2            40,191       77,843
    Property taxes assessed applicable to future periods ...............                    56,949       52,163
    Other ..............................................................                    32,498       23,102
                                                                                        ----------   ----------
                                                                                           404,344      371,626
                                                                                        ----------   ----------
  Deferred Charges and Other Assets
    Investment in and advances to joint ventures .......................                    20,318       20,791
    Deferred postretirement benefit costs ..............................    7b, 9b          12,372       19,887
    Deferred environmental costs .......................................    6b, 7b          32,000           --
    Prepaid pension costs ..............................................      9a            25,438        8,298
    Other ..............................................................                    42,061       33,746
                                                                                        ----------   ----------
                                                                                           132,189       82,722
                                                                                        ----------   ----------
  Property, Plant and Equipment, at cost ...............................       8         2,413,120    2,189,150
    Less - Accumulated depreciation and depletion ......................                 1,151,160    1,071,588
                                                                                        ----------   ----------
                                                                                         1,261,960    1,117,562
                                                                                        ----------   ----------
                                                                                        $1,798,493   $1,571,910
                                                                                        ==========   ==========
LIABILITIES AND CAPITALIZATION
  Current Liabilities
    Accounts payable ...................................................                $  108,208   $   80,671
    Notes payable ......................................................        4          196,635      168,457
    Current portion of long-term debt, capital lease obligations
      and redeemable cumulative preferred stock ........................     3b, 8           3,969        4,225
    Federal income, property and other taxes payable ...................                    85,195       85,806
    Customer deposits ..................................................                    11,531       11,563
    Refunds payable to customers .......................................                       728       19,559
    Other ..............................................................                    63,859       50,670
                                                                                        ----------   ----------
                                                                                           470,125      420,951
                                                                                        ----------   ----------
  Deferred Credits and Other Liabilities
    Accumulated deferred income taxes ..................................       12           61,146       52,396
    Unamortized investment tax credit ..................................       7b           36,437       38,294
    Tax benefits amortizable to customers ..............................       7b          114,487      114,906
    Accrued postretirement benefit costs ...............................       9b           12,661       23,507
    Accrued environmental costs ........................................       6b           32,000           --
    Other ..............................................................                    65,252       53,076
                                                                                        ----------   ----------
                                                                                           321,983      282,179
                                                                                        ----------   ----------
  Commitments and Contingencies ........................................      6, 8
  Capitalization (see accompanying statement)
    Long-term debt, including capital lease obligations ................    3a, 8, 10      516,564      448,329
    Redeemable cumulative preferred stock ..............................      3b, 10           --         2,618
    Common shareholder's equity ........................................                   489,821      417,833
                                                                                        ----------   ----------
                                                                                         1,006,385      868,780
                                                                                        ----------   ----------
                                                                                        $1,798,493   $1,571,910
                                                                                        ==========   ==========

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CAPITALIZATION

Year Ended December 31                                                             1995             1994             1993
----------------------                                                             ----             ----             ----
(Thousands of Dollars)                                               Note(s)

Long-Term Debt, excluding current requirements                       3a, 10
  First Mortgage Bonds, interest payable semi-annually
    6-1/4 % series due 1997 ......................................             $    50,000      $    50,000      $    50,000
    6-3/10 % series due 1998 .....................................                  20,000             --               --
    5-3/4 % series due 2001 ......................................                  60,000           60,000           60,000
    8 % series due 2002 ..........................................                  70,000           70,000           70,000
    6.72 % series due 2003 .......................................                   4,150             --               --
    6-4/5 % series due 2003 ......................................                  15,850             --               --
    9-1/8 % series due 2004 ......................................                  55,000           55,000           55,000
    8-1/4 % series due 2014 ......................................                  80,000           80,000             --
    9-1/2 % series due 2019 ......................................                   5,000            5,000            5,000
    7-1/2 % series due 2020 ......................................                  30,000             --               --
    9-1/2 % series due 2021 ......................................                  40,000           40,000           40,000
    6-3/4 % series due 2023 ......................................                  18,416           19,109           20,000
    7 % series due 2025 ..........................................                  40,000           40,000           40,000
    Unamortized premium and (discount) - net .....................                  (1,390)          (1,508)            (920)
  Unsecured Notes - 9-3/4 % series due 2000
    interest payable semi-annually ...............................                  12,000           12,000           12,000
  Long-term capital lease obligations ............................       8          15,168           16,459           17,625
  Other long-term debt ...........................................                   2,370            2,269            2,134
                                                                               -----------      -----------      -----------
  Total ..........................................................                 516,564          448,329          370,839
                                                                               -----------      -----------      -----------
Preference Stock, par value $1 per share-authorized 4,000,000 shares, outstanding - none
Redeemable Cumulative Preferred Stock, excluding current
  requirements, par value $1 per share - authorized 7,000,000 shares, outstanding none, 104,732 and 224,732 shares,
  respectively, $2.05 Series ......................................      3b            --            2,618            5,618
                                                                               -----------      -----------      -----------
Common Shareholder's Equity
  Common Stock, par value $1 per share - authorized, for
    all periods, 15,100,000 shares; issued 10,300,000 shares ......                 10,300           10,300           10,300
                                                                               -----------      -----------      -----------
  Additional Paid-In Capital
    Balance - beginning of period .................................                204,777          203,616          203,616
    Equity Investment .............................................                  7,000            1,161             --
                                                                               -----------      -----------      -----------
    Balance - end of period ......................................                 211,777          204,777          203,616
                                                                               -----------      -----------      -----------
  Retained Earnings
    Balance - beginning of period ................................                 202,756          151,869          165,220
    Net income ...................................................                  71,723           59,868           62,376
    Cash dividends declared:
      Common stock ...............................................                  (6,500)          (8,500)         (75,000)
      Preferred stock ............................................                    (235)            (481)            (727)
                                                                               -----------      -----------      -----------
    Balance - end of period ......................................                 267,744          202,756          151,869
                                                                               -----------      -----------      -----------
Total common shareholder's equity ................................                 489,821          417,833          365,785
                                                                               -----------      -----------      -----------
Total capitalization .............................................             $ 1,006,385      $   868,780      $   742,242
                                                                               ===========      ===========      ===========

The notes to the consolidated financial statements are an integral part of this statement.

                                     25


              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS



Year ended December 31,                                                       1995            1994           1993
-----------------------                                                       ----            ----           ----
(Thousands of Dollars)                                            Note(s)

Cash Flow from Operating Activities
  Net income ...................................................            $  71,723      $  59,868      $  62,376
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per consolidated statement of income ...................               89,128         84,230         73,866
        Charged to other accounts ..............................                7,318          7,229          6,451
      Deferred income taxes and investment tax credit ..........     12        16,213        (25,394)        20,619
      Other ....................................................                  878           (297)        (3,350)
      Changes in assets and liabilities, exclusive of changes
        shown separately .......................................              (27,033)        48,532        (13,599)
                                                                            ---------      ---------      ---------
          Net cash provided from operating activities ..........              158,227        174,168        146,363
                                                                            ---------      ---------      ---------

Cash Flow from Financing Activities
  Notes payable - net ..........................................      4        28,178        (91,847)        19,083
  Issuance of long-term debt ...................................     3a        68,764         78,620        118,129
  Cash dividend paid:
    Common stock ...............................................               (6,500)        (8,500)       (75,000)
    Preferred stock ............................................                 (276)          (522)          (768)
  Retirement of long-term debt and preferred stock .............     3b        (4,757)        (4,809)       (84,160)
  Equity Investment ............................................                7,000          1,161           --
                                                                            ---------      ---------      ---------
          Net cash provided from (used for) financing activities               92,409        (25,897)       (22,716)
                                                                            ---------      ---------      ---------

Cash Flow from Investing Activities
  Capital expenditures .........................................             (235,767)      (145,421)      (141,279)
  Sale of unconsolidated entities of Trading Company ...........      5          --             --           19,898
  Other - net ..................................................               (7,705)        (3,968)        (1,821)
                                                                            ---------      ---------      ---------
          Net cash used for investing activities ...............             (243,472)      (149,389)      (123,202)
                                                                            ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents ...........                7,164         (1,118)           445
Cash and Cash Equivalents, January 1 ...........................                1,305          2,423          1,978
                                                                            ---------      ---------      ---------
Cash and Cash Equivalents, December 31 .........................            $   8,469      $   1,305      $   2,423
                                                                            =========      =========      =========

Changes in Assets and Liabilities, Exclusive of Changes
  Shown Separately
    Accounts receivable - net ..................................            $ (37,782)     $  27,936      $  27,015
    Accrued unbilled revenues ..................................               (8,901)        17,983         (9,831)
    Gas in inventory ...........................................               37,652        (42,744)        12,748
    Accounts payable ...........................................               27,537        (12,080)       (18,666)
    Federal income, property and other taxes payable ...........                 (611)        25,263        (23,347)
    Refunds payable to customers ...............................              (18,831)         8,766          7,493
    Other current assets and liabilities .......................              (10,723)        (1,817)        11,159
    Deferred assets and liabilities ............................              (15,374)        25,225        (20,170)
                                                                            =========      =========      =========
                                                                            $ (27,033)     $  48,532      $ (13,599)
                                                                            =========      =========      =========
Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized .......................            $  40,037      $  34,863      $  33,839
                                                                            =========      =========      =========
    Federal income taxes .......................................            $  30,874      $  41,786      $  18,087
                                                                            =========      =========      =========

The notes to the consolidated financial statements are an integral part of this statement.

                                      26

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF ACCOUNTING POLICIES

      Nature of Operations

           MichCon is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation, and intermediate transportation. MichCon serves more than 1.2 million residential, commercial and industrial customers. The Company is not dependent upon any one customer or group of customers. Its principle markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, and Muskegon metropolitan areas. MichCon's non-utility operations are insignificant.

           Forty-five percent of MichCon's labor force is covered by collective bargaining agreements, with the earliest agreements set to expire in December 1997.

      Principles of Consolidation

           The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities. Certain reclassifications have been made to prior years' statements to conform with the 1995 presentation.

      Basis of Presentation

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenues and Cost of Gas

           MichCon accrues revenues for gas service provided but unbilled at month end equal to the recoverable cost of gas sold. Annual gas cost recovery (GCR) proceedings before the MPSC permit MichCon to recover the prudent and reasonable cost of gas sold. Any overcollection or undercollection of costs, including interest, will be reflected in future rates.

      Property, Plant and Equipment

           Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      Allowance for Funds Used During Construction

             MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. MichCon's subsidiaries also capitalize an allowance for debt funds used during construction. The total amount capitalized was $1,644,000, $839,000 and $1,997,000 in 1995, 1994 and 1993,
      respectively.

      Depreciation and Depletion

           MichCon provides depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 4.4%, 4.5% and 4.2% in 1995, 1994 and 1993, respectively.

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

      Refunds Payable to Customers

           MichCon accrues amounts to be paid to customers in accordance with various refund requirements including gas cost overcollections.

      Deferred Debt Costs

           In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

      Income Taxes and Investment Tax Credit

           Effective January 1993, MichCon adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


           Due to current tax rates being lower than the tax rates in effect when the original deferred taxes were recorded, net excess deferred taxes on existing utility plant in service are included in a tax benefits amortizable to customers account. Also included in this account is the reduction in income taxes that will result from amortization of accumulated investment tax credits. These tax benefits are being amortized to customers through reduced rates over the life of the related plant.

           In accordance with MPSC requirements, investment tax credits relating to utility property placed into service were deferred and are being credited to income over the life of the related property.

      Consolidated Statement of Cash Flows

           MichCon considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Accounting Pronouncements

           During 1995, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the impairment of property and intangibles to be considered whenever evidence suggests a lack of recoverability. Under the current ratemaking process, adoption of this statement had no impact on the Company's financial statements.

           In the first quarter of 1996, MichCon will adopt SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. Adoption of this Statement is not expected to have a significant effect on MichCon's financial statements.


2.    GAS IN INVENTORY

      Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1995, the replacement cost exceeded the $40,191,000 LIFO cost by $135,635,000 and at December 31, 1994, the replacement cost exceeded the $77,843,000 LIFO cost by $128,338,000. MichCon's current GCR tariff provisions prevent MichCon from retaining any benefits from a lower cost of gas sold resulting from liquidating its LIFO inventory. MichCon's LIFO inventory balance was 64.2 Bcf as of December 31, 1995.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.    CAPITALIZATION

      a.   Long-Term Debt

           The following long-term debt was issued during 1995 and 1994:

           Issue
           Date                          Description          Amount
           -----                         -----------          ------
            June 1995               First Mortgage Bonds,
                                     6.30%, due June 1998     $20,000
                                     6.72%, due June 2003     $ 4,150
                                     6.80%, due June 2003     $15,850

            May 1995                First Mortgage Bonds,
                                     7.50%, due May 2020      $30,000

            September 1994          First Mortgage Bonds,     $80,000
                                     8.25%, due May 2014

           Substantially all of the net properties of MichCon in the approximate amount of $1,066,000,000 are pledged as security for the payment of outstanding first mortgage bonds.

           MichCon has a variable interest rate swap agreement through April 2000 on $12,000,000 of unsecured notes which has effectively reduced the cost of this debt from 9.8% to 6.2% for the year ended December 31, 1995.

           Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1995, are $60,000 in 1996, $50,061,000 in 1997, $20,063,000 in 1998, $20,065,000 in 1999, and
      $32,067,000 in 2000.

      b.   Redeemable Cumulative Preferred Stock

           At December 31, 1995, 104,732 shares of Redeemable Cumulative Preferred Stock, $2.05 Series were outstanding. During January 1996, MichCon redeemed all outstanding shares at the sinking fund redemption price of $25 per share.

      c.   Additional Capital

           During 1995, MCN Corporation invested $7,000,000 in MichCon as an additional equity investment.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.    CREDIT FACILITIES AND SHORT-TERM BORROWINGS

      During 1995, MichCon renewed its annual bank lines of credit to allow for borrowings of up to $100,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1995 and 1994, totaled $194,760,000 and $143,457,000, respectively, at weighted average interest rates of 5.7% and 5.8%, respectively. This debt is classified as short-term based upon management's intent to repay it within one year. Fees are paid to compensate banks for lines of credit.

      During 1995, MichCon renewed its Trust Demand Note program which allows MichCon to borrow up to $25,000,000 through April 1996. No borrowings were outstanding at December 31, 1995; however, during January 1996 borrowings of $25,000,000 were made under this program at an interest rate of 5.6%. Borrowings of $25,000,000 were outstanding under this program at December 31, 1994 at a weighted average interest rate of 6.1%.


5.    MICHCON SUBSIDIARIES

      In January 1996, MCN's Michigan pipeline operations were transferred, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit.

      On June 30, 1993, MichCon discontinued the businesses of its gas marketing subsidiary, Trading Company, and sold the net assets to subsidiaries of MCN Corporation, its parent company. MichCon accounted for the transaction as a sale of part of a line of business. The final sales price of the transaction equaled the book value of Trading Company's net assets of approximately $42,000,000. As a result of the independent evaluation performed in the fourth quarter of 1993, no further price adjustment was required. Trading Company's contribution to MichCon's consolidated net income was approximately $579,000 for the year ended 1993.

      MichCon received approximately $42,000,000 as payment for the sale. Consistent with MichCon's objective to maintain a balanced capital structure, MichCon then paid a $21,000,000 special dividend to MCN in July 1993.


6.    COMMITMENTS AND CONTINGENCIES

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

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      financing and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

      b.   Environmental Matters

           Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned 16 such former manufactured gas plant (MGP) sites.

           During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the byproducts of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency (USEPA).

           MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating one of the sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and, if necessary, a ground water capture and treatment system. More extensive investigations are underway at three sites.

           In 1984, MichCon established an $11,700,000 reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for reasonable and prudent investigation and remediation costs incurred at former MGP sites in excess of this reserve.

           MichCon has employed outside consultants to evaluate remediation alternatives at these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MichCon has notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites and requested insurance coverage for costs associated with the investigation and remediation of these sites. MichCon is pursuing any claims it may have against these carriers. The findings of these investigations indicate that the estimated total expenditures for investigation and remedial activities at all 16 former MGP sites will be between $30,000,000 and $170,000,000 based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32,000,000 during the fourth quarter.

           During 1995, 1994 and 1993, MichCon spent $2,100,000, $600,000, and
      $2,100,000, respectively, investigating these former MGP sites. At December 31, 1995, the reserve balance is approximately $35,500,000, of which $3,451,000 is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs and therefore have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      c.   Commitments

           To ensure a reliable supply of natural gas at competitive prices, MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchase prices under these contracts are determined by formulas based on market prices. In 1996, MichCon has firm purchase commitments for approximately 131 Bcf of gas. The Company expects that sales will exceed its minimum purchase commitments. To ensure that there is sufficient flexibility to obtain the lowest cost natural gas supplies in the future, MichCon is reducing the length of its long-term gas purchase contracts. As longer-term contracts expire, they will be replaced with contracts of one year or less, ensuring that MichCon's supply portfolio is compatible with the market at any point in time. MichCon has long-term transportation contracts with various interstate pipeline companies which expire on various dates through the year 2011. The Company is also committed to pay demand charges of $66,060,000 during 1996 related to firm purchase and transportation agreements. These demand charges are recoverable through the GCR mechanism.

           Capital investments for 1996 are estimated to be $220,000,000 and certain commitments have been made in connection therewith.

      d.   Interstate Pipeline Restructuring

           The Federal Energy Regulatory Commission (FERC) issued Order No. 636 in 1992 which required interstate pipelines to separate their pipeline sales service into its various service components. The order also allows interstate pipelines to recover their prudently incurred transition costs resulting from the restructuring.

           ANR, MichCon's primary interstate natural gas transporter, implemented its Order No. 636 restructuring in November 1993. During 1995 and 1994, ANR filed several requests for recovery of these transition costs. MichCon accrued its portion totaling $6,800,000 and $5,400,000 in 1995 and 1994, respectively. These transition costs are recovered through the GCR mechanism as paid, and therefore, a regulatory asset has been recorded for the unrecovered costs. As periodic filings are made by ANR, MichCon will accrue its allocated portion. It is management's belief that there will be no significant effect on the Company's financial statements.

           In 1993, the FERC issued an order in which Panhandle refunded to MichCon the costs of certain direct billings totaling $5,400,000 plus interest of $4,400,000. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4,400,000 in interest from MichCon. MichCon is currently seeking rehearing of the FERC order. Should MichCon be ultimately unsuccessful in defeating Panhandle's claim, it is anticipated that these costs will be recoverable through the GCR mechanism, and therefore, a regulatory asset has been recorded for their future recovery.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      e.   Other

           MichCon receives a significant amount of heating assistance funding for the Low-Income Home Energy Assistance Program (LIHEAP) through its customers. A substantial portion of the program funding has been reduced by Congress in 1996, with Michigan's share of the funds being reduced from $78,000,000 in 1995 to $47,500,000 in 1996. MichCon customers currently receive 35% of the funds available in Michigan. MichCon is currently working with federal and state officials to identify ways to obtain energy assistance for low-income customers from other avenues, and is taking actions to minimize any impact that reductions in LIHEAP funding would have on the Company's financial statements.

           MichCon is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on the Company's financial position and results of operations.


7.    RATE MATTERS

      a.   General Rate Proceedings

           In October 1993, MichCon received approval from the MPSC in its general rate case to increase rates $15,700,000, beginning in January 1994. The higher rates include $28,700,000 for retiree health care benefits recognized under new accounting requirements and $8,100,000 for higher depreciation rates. Additionally, the MPSC's decision lowered MichCon's authorized rate of return on common equity to 11.5%.

      b.   Regulatory Assets and Liabilities

           MichCon's operations are subject to the provisions SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, several regulatory assets and liabilities are recorded in MichCon's financial statements. Regulatory assets represent costs which will be recovered from customers through the ratemaking process.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


           Regulatory liabilities represent benefits which will flow through to customers as refunds or reduced rates. The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

-------------------------------------------------------------------------------

  (Thousands of Dollars)                                 1995           1994
  -------------------------------------------------    --------      --------

   Regulatory Assets:
     Deferred postretirement benefit costs (Note 9)    $ 12,372    $ 19,887
     Unamortized loss on retirement of debt .......       9,773      10,248
     Environmental costs (Note 6b) ................      32,000          --
     Conservation program costs ...................       7,792      13,170
     Panhandle and transition costs (Note 6d) .....       6,242       5,938
                                                       --------    --------
                                                       $ 68,179    $ 49,243
                                                       ========    ========

   Regulatory Liabilities:
     Refunds payable ..............................    $    728    $ 19,559
     Unamortized investment tax credit ............      36,437      38,294
     Tax benefits amortizable to customers ........     114,487     114,906
                                                       --------    --------
                                                       $151,652    $172,759
                                                       ========    ========

-------------------------------------------------------------------------------

           MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 as of December 31, 1995, it would have had a non-cash increase to net income from extraordinary items of approximately $54,000,000, net of related tax effects. Management believes that evidence currently available supports the continued application of SFAS No. 71 and the recorded regulatory assets and liabilities.


8.    CAPITAL AND OPERATING LEASES

      MichCon leases certain property (principally an office building, a warehouse and a parking structure) under lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office building and parking structure are subleased to various tenants.

      The gross amount of assets recorded under capital leases and the related accumulated depreciation at December 31, 1995, are $26,887,000 and $10,429,000, respectively. The gross amount of assets and related accumulated depreciation at December 31, 1994, were $26,887,000 and $9,261,000, respectively.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Minimum rental commitments under noncancelable leases at December 31, 1995 are as follows:

-------------------------------------------------------------------------------
                                                    Capital          Operating
   (Thousands of Dollars)                           Leases            Leases
   -------------------------------------------      --------         ---------

   1996.......................................       $ 2,908          $1,707
   1997.......................................         2,908           1,343
   1998.......................................         2,908           1,343
   1999.......................................         2,908           1,343
   2000.......................................         2,908           1,343
   2001 and thereafter........................        10,470           2,369
                                                     -------          ------
   Total minimum lease payments...............        25,010          $9,448
                                                                      ======
   Less:  Amount representing interest........         8,552
                                                     -------
   Present value of minimum lease payments....       $16,458
   Less:  Current portion.....................         1,290
                                                     -------
   Long-term obligations......................       $15,168
                                                     =======

-------------------------------------------------------------------------------

      Total minimum lease payments for capital and operating leases have not been reduced by future minimum sublease receipts of $8,547,000 under noncancelable subleases.

      Capital and operating lease payments for the years ended December 31 consist of the following:

-------------------------------------------------------------------------------
       (Thousands of Dollars)            1995     1994     1993
       ---------------------------      ------   ------   ------

       Capital lease expense:
         Depreciation expense .......   $1,167   $1,056   $  941
         Interest expense ...........    1,741    1,853    1,923
                                        ------   ------   ------

       Total capital lease expense ..   $2,908   $2,909   $2,864
                                        ======   ======   ======

       Operating lease expense ......   $3,241   $2,400   $2,400
                                        ======   ======   ======

-------------------------------------------------------------------------------


9.    RETIREMENT BENEFITS

      a.   Pension Plan Benefits

           MichCon maintains separate defined benefit retirement plans for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on the employee's compensation and years of

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      credited service. MichCon's funding policy is to fund each year's actuarially determined funding requirements of the plans, subject to regulations issued by the Internal Revenue Service. Currently, these plans meet the full funding limitations of the Internal
      Revenue Code. Accordingly, no contributions for the 1995, 1994 or 1993 plan years were made and none will be made for the 1996 plan year.

           Net pension cost for these plans included the following components:

----------------------------------------------------------------------------------------------
    (Thousands of Dollars)                                    1995        1994         1993
  ------------------------------------------------------   ----------   ---------   ---------

    Service cost - benefits earned during the period ...   $   8,735    $ 12,267    $  10,579
    Interest cost on projected benefit obligation ......      31,197      29,742       29,393
    Net amortization and deferral ......................      64,435     (59,427)      64,016
    Actual (return) loss on plan assets ................    (121,508)     15,101     (105,373)
                                                           ---------    ---------   ---------

   Net pension credit .................................    $ (17,141)   $ (2,317)   $ (1,385)
                                                           =========    =========   =========

           The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as prepaid pension cost in the Consolidated Statement of Financial Position:

------------------------------------------------------------------------------------------------

          (Thousands of Dollars)                                         1995          1994
          ---------------------------------------------------------   -----------  -----------

          Measurement date ........................................    October 31   October 31
          Actuarial present value of:
            Accumulated vested benefit obligation .................     $350,657     $317,409
            Accumulated nonvested benefit obligation ..............       31,914       23,344
                                                                        --------     --------

              Total accumulated benefit obligation ................     $382,571     $340,753
                                                                        ========     ========

          Projected benefit obligation for service rendered to date     $443,490     $389,076
          Plan assets at measurement date .........................      657,044      561,592
                                                                        --------     --------

          Plan assets in excess of projected benefit obligation ...      213,554      172,516
          Less:  Unrecognized net asset at transition .............       44,695       49,688
                    Unrecognized prior service cost ...............        1,765        3,004
                    Unrecognized net gain .........................      141,656      111,526
                                                                        --------     --------
          Prepaid pension cost recognized in the Consolidated
            Statement of Financial Position .......................     $ 25,438     $  8,298
                                                                        ========     ========

-------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


           In determining the actuarial present value of the projected benefit obligations, the weighted average discount rate was 7.5% for 1995 and 8.0% for 1994. The rate of increase in future compensation levels used was 5.0% for 1995 and 1994. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.0% for 1995 and 7.5% for 1994 and 1993.

           MichCon also sponsors several defined contribution pension plans. Participation in one of these plans is available to substantially all union and non-union employees. Company contributions to these plans are based upon salary and the matching of employee contributions up to certain predefined limits. The cost of these plans was $5,200,000 in 1995, $5,100,000 in 1994, and $4,900,000 in 1993.

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

           MichCon's policy is to fund its postretirement benefit costs to the extent such amounts are recoverable in rates. Separate qualified Voluntary Employees' Beneficiary Association (VEBA) trusts exist for union and nonunion employees. Funding to the VEBA trusts totaled $27,300,000, $8,300,000 and $28,700,000 in 1995, 1994 and 1993,
      respectively. An additional contribution of $34,600,000 was made in January 1996. The expected weighted average long-term rate of return on plan assets, which are invested in life insurance policies, equity securities and fixed income securities, was 8.9% for 1995 and 7.4% for 1994.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


           Net postretirement cost for the years ended December 31, includes the following components:

--------------------------------------------------------------------------------------------------------

          (Thousands of Dollars)                                       1995        1994       1993
          --------------------------------------------------------  --------    --------    ---------

          Service cost - benefits earned during the period ...      $  5,017    $  7,464    $  7,334
          Interest cost on accumulated benefit obligation ....        18,315      21,139      19,890
          Amortization of transition obligation ..............        13,528      14,207      14,207
          Net amortization and deferral ......................         7,445      (2,607)         --
          Actual (return) loss on plan assets ................       (15,634)        489          --
                                                                    --------    --------    --------
          Total postretirement cost ..........................        28,671      40,692      41,431
          Regulatory adjustment ..............................         7,515       5,303     (25,190)
                                                                    --------    --------    --------

          Net postretirement cost ............................      $ 36,186    $ 45,995    $ 16,241
                                                                    ========    ========    ========

-------------------------------------------------------------------------------

           The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

-------------------------------------------------------------------------------------------------

       (Thousands of Dollars)                                             1995        1994
       -----------------------------------------------------------     ----------  ----------

       Measurement Date ..........................................     October 31   October 31

       Accumulated postretirement benefit obligation:
         Retirees ................................................     $154,967     $152,748
         Fully eligible active participants ......................       27,516       30,207
         Participants with less than 30 years of service .........       63,084       68,874
                                                                       --------     --------
                                                                        245,567      251,829
       Plan assets at measurement date ...........................       74,052       28,211
                                                                       --------     --------
       Accumulated postretirement benefit obligation in excess
         of plan assets ..........................................      171,515      223,618
       Less:
         Unrecognized transition obligation ......................      227,510      255,726
         Unrecognized net gain ...................................      (74,752)     (63,922)
         Contributions and adjustments made after measurement date        6,096        8,307
                                                                       --------     --------

       Accrued postretirement liability recognized in the
         Consolidated Statement of Financial Position ............     $ 12,661     $ 23,507
                                                                       ========     ========

-------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The rate at which health care costs are assumed to increase is the most significant factor in establishing MichCon's postretirement benefit obligation. MichCon used a rate of 12% for 1996 and a rate that gradually declines each year until it stabilizes at five percent in 2003. A one percentage point increase in the assumed rate would increase the accumulated postretirement benefit obligation at December 31, 1995 by 12% and increase the sum of the service cost and interest cost by 17% for the year then ended. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.0% for 1995 and 1994, respectively.


10.   FINANCIAL INSTRUMENTS

      MichCon has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of fair value presented herein and therefore, the values are not necessarily indicative of the amounts that MichCon could realize in a current market exchange. The carrying amounts of certain financial instruments such as notes payable and customer deposits are assumed to approximate the fair value due to the short-term nature of these items.

      The carrying amount and the estimated fair value of other financial instruments consist of the following:

------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                    1995                    1994
----------------------------------------------    ----------------------  ----------------------
                                                  Carrying    Estimated   Carrying    Estimated
                                                   Amount     Fair Value   Amount     Fair Value
                                                  ---------   ----------  --------    ----------
Assets:
   Notes receivable and advances .............    $  1,436    $  1,436    $  1,436    $  1,436

Liabilities and Shareholders' Equity:
   Long-term debt, excluding capital
      lease obligations ......................     501,396     543,642     431,870     412,532
   Redeemable cumulative preferred securities,
      including current portion ..............       2,618       2,684       5,618       5,658

Off-Balance Sheet Unrealized Gains:
   Interest rate swap ........................                   1,778                     693

-------------------------------------------------------------------------------

The estimated fair values are determined based on the following:

      Notes receivable and advances - interest rates available to MichCon for investments with similar maturities and credit quality assumptions.

      Long-term debt - interest rates available to MichCon for issuance of debt with similar terms and remaining maturities.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      Redeemable cumulative preferred stock - quoted market price.

      Interest rate swap - the estimated amount that MichCon would receive or pay to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties.

      Guaranty - management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 6a) due to the nature of the related party transaction.

      The fair value estimates presented herein are based on information available to management as of December 31, 1995 and 1994. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.


11.   RELATED PARTY TRANSACTIONS

      MichCon enters into transactions with affiliated companies to sell and purchase natural gas and to purchase computer operations services. Under a service agreement with its parent company, MichCon receives various tax, financial and legal services. The following is a summary of transactions with the affiliated companies:

--------------------------------------------------------------------------------

       (Thousands of Dollars)                       1995       1994       1993
       ----------------------------------------    -------    -------    -------

       Gas, storage and transportation sales ..    $ 7,200    $ 4,300    $14,200
       Gas purchases ..........................         --         --     12,900
       Purchase of computer operations services     15,300     15,700     15,300
       Corporate Expenses .....................     15,561     14,098     11,757

-------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.   SUMMARY OF INCOME TAXES

      Effective January 1993, MichCon adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which supersedes Statement of Financial Accounting Standards No. 96. No cumulative adjustment was necessary for the adoption of this standard because its provisions are not materially different than those applied under the previous standard which MichCon adopted in 1987.

---------------------------------------------------------------------------------------------------

     (Thousands of Dollars)                                  1995           1994          1993
     -------------------------------------------------     --------      ---------      --------

     Effective Federal Income Tax Rate ................        36.4%         33.3%         33.9%
                                                           ========      ========      ========

     Income taxes consist of:
        Current provision .............................    $ 22,873      $ 55,560      $ 10,075
        Deferred provision ............................      19,988       (23,864)       22,757
        Investment tax credits ........................      (1,857)       (1,857)       (1,893)
                                                           --------      --------      --------
     Total income taxes ...............................    $ 41,004      $ 29,839      $ 30,939
                                                           ========      ========      ========

     Reconciliation between statutory and actual
       income taxes:
     Statutory federal income taxes at a rate of 35% ..    $ 39,454      $ 31,397       $32,660

     Adjustments to federal tax expense:
        Excess of book over tax depreciation allowed ..       7,365         6,119         4,302
        Adjustments to federal income taxes provided in
          prior periods ...............................      (1,343)       (3,888)       (1,187)
        Amortization of investment tax credit .........      (1,857)       (1,857)       (1,893)
        Other - net ...................................      (2,615)       (1,932)       (2,943)
                                                           --------      --------      --------
     Total income taxes ...............................    $ 41,004      $ 29,839      $ 30,939
                                                           ========      ========      ========

-------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)


     Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. The tax effect of temporary differences that gave rise to MichCon's deferred tax assets and liabilities consisted of the following:

-------------------------------------------------------------------------------------

       (Thousands of Dollars)                                     1995        1994
       -------------------------------------------------        --------    --------
       Deferred tax assets:
          Uncollectibles ...................................    $  4,570    $  5,293
          Vacation accrual .................................       3,150       3,101
          Other ............................................       2,003       9,879
                                                                --------    --------
       Total deferred tax assets ...........................       9,723      18,273
                                                                --------    --------

       Deferred tax liabilities:
          Depreciation and other property related basis
             differences, net ..............................      54,340      49,559
          Property taxes ...................................      13,333      12,183
          Other ............................................      11,575       7,567
                                                                --------    --------
       Total deferred tax liabilities ......................      79,248      69,309
                                                                --------    --------
       Net deferred tax liability ..........................      69,525      51,036
       Less:  Net deferred tax (asset) liability-current ...       8,379      (1,360)
                                                                --------    --------
       Net deferred tax liability-noncurrent ...............    $ 61,146    $ 52,396
                                                                ========    ========

------------------------------------------------------------------------------


      MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.

                         INDEPENDENT AUDITORS' REPORT



         We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.




DELOITTE & TOUCHE LLP
Detroit, Michigan

February 8, 1996

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      SUPPLEMENTARY FINANCIAL INFORMATION


Quarterly Operating Results (Unaudited)

      Due to the seasonal nature of MichCon's business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.


                                                         First           Second            Third            Fourth
                                                        Quarter          Quarter          Quarter           Quarter
                                                        -------          -------          -------           -------
(Thousands of Dollars)

1995
Operating revenues ............................        $ 421,812        $ 184,968         $ 107,522         $ 366,511
Operating income (loss) .......................        $  95,693        $   3,347         $  (9,096)        $  66,343
Net income (loss) .............................        $  55,610        $  (3,448)        $ (13,328)        $  32,889
Net income (loss) applicable to common stock ..        $  55,536        $  (3,502)        $ (13,382)        $  32,836


1994
Operating revenues ............................        $ 534,356        $ 171,857         $ 107,289         $ 298,176
Operating income (loss) .......................        $ 107,753        $   5,594         $ (20,916)        $  33,887
Net income (loss) .............................        $  64,962        $  (1,576)        $ (19,096)        $  15,578
Net income (loss) applicable to common stock ..        $  64,826        $  (1,691)        $ (19,211)        $  15,463


                                                                   SCHEDULE II

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)
Column A                                                 Column B                 Column C            Column D       Column E

                                                                                  Additions
                                                                        --------------------------
                                                                           Provisions charged to      Deductions
                                                                        --------------------------   for Purposes
                                                        Balance at                 Utility Plant/    for Which the      Balance
                                                        Beginning                    Regulatory      Reserves Were      at End
Description                                             of Period       Income          Asset          Provided       of Period
-----------                                             ---------       ------      ------------     -------------   ------------
Year Ended December 31, 1995

Reserve deducted from Assets in
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ..............       $ 15,322       $ 15,367       $   --         $ 17,439        $ 13,250
                                                         ========       ========       ========       ========        ========

Reserve included in Current Liabilities - Other
  and in Accrued Environmental
  Costs in Consolidated Statement
  of Financial Position:
    Environmental testing ........................       $  5,540       $   --         $ 32,000       $  2,089        $ 35,451
                                                         ========       ========       ========       ========        ========

Reserves included in Deferred Credits and
  Other Liabilities - Other
  in Consolidated Statement of Financial Position:
      Injuries and damages .......................       $  8,402       $  1,026       $    686       $  2,101        $  8,013
                                                         ========       ========       ========       ========        ========

Year Ended December 31, 1994

Reserve deducted from Assets in
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ..............       $ 18,776       $ 19,938       $   --         $ 23,392        $ 15,322
                                                         ========       ========       ========       ========        ========

Reserve included in Current Liabilities - O
  Other in Consolidated Statement of
  Financial Position:
    Environmental testing ........................       $  6,179       $   --         $   --         $    639        $  5,540
                                                         ========       ========       ========       ========        ========

Reserves included in Deferred Credits and
  Other Liabilities - Other
  in Consolidated Statement of Financial Position:
      Injuries and damages .......................       $  9,090       $  1,656       $    387       $  2,731        $  8,402
                                                         ========       ========       ========       ========        ========

Year Ended December 31, 1993

Reserve deducted from Assets in
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ..............       $ 24,554       $ 20,865       $   --         $ 26,643        $ 18,776
                                                         ========       ========       ========       ========        ========

Reserve included in Current Liabilities -
  Other in Consolidated Statement of
  Financial Position:
    Environmental testing (1) ....................       $  1,677       $   --         $   --         $ (4,502)       $  6,179
                                                         ========       ========       ========       ========        ========

Reserves included in Deferred Credits and
  Other Liabilities - Other
  in Consolidated Statement of Financial Position:
      Injuries and damages .......................       $ 10,105       $  1,895       $    372       $  3,282        $  9,090
      Environmental testing (1) ..................          6,575           --             --            6,575            --
                                                         --------       -------       ---------       -------         --------
                                                         $ 16,680       $  1,895       $    372       $  9,857        $  9,090
                                                         ========       ========       ========       ========        ========

Note(1): Reference is made to Note 6b to the Consolidated Financial
         Statements, page 32. During the year ended December 31, 1993, $6,575,000 was transferred from Deferred Credits and Other Liabilities -- Other to Current Liabilities -- Other.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Omitted per general instruction J (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 11.  EXECUTIVE COMPENSATION

      Omitted per general instruction J (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      Omitted per general instruction J (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Omitted per general instruction J (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

      1. For a list of financial statements included herein, see the section entitled "Financial Statements and Supplementary Data", page 23 in Part II,
Item 8 of this Report.

      2. For a list of the financial statement schedule included herein, see the section entitled "Financial Statements and Supplementary Data", page 23 in
Part II, Item 8 of this Report.

Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

      3. Exhibits, including those incorporated by reference.

Exhibit
   No.             Description
--------           ------------

3-1 Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2   By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

                     MORTGAGE AND SUPPLEMENTAL INDENTURES

4-1 MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Supplemental Indenture dated March 1, 1944 (Exhibit 7-E to Registration Statement No. 2-5252); Second Supplemental Indenture dated March 1, 1947 (Exhibit 7-C to Registration Statement No. 2-7434); Third Supplemental Indenture dated March 1, 1948 (Exhibit 7-D to Registration Statement No. 2-7434); Fourth Supplemental Indenture dated November 1, 1950 (Exhibit 7-G to Registration Statement No. 2-8641); Fifth Supplemental Indenture August 1, 1951 (Exhibit 7-G to Registration Statement No. 2-9089); Sixth Supplemental Indenture dated January 15, 1954 (Exhibit 4-H to Registration Statement No. 2-10282); Seventh Supplemental Indenture dated November 15, 1955 (Exhibit 4-9**); Eighth Supplemental Indenture dated December 2, 1955 (Exhibit 4-10**); Ninth Supplemental Indenture dated December 5, 1956 Exhibit 4-1 to 1984 Form 10-K); Tenth Supplemental Indenture dated June 15, 1957 (Exhibit 4-12**); Eleventh Supplemental Indenture dated May 15, 1961 (Exhibit 4-13**); Twelfth Supplemental Indenture dated January 15, 1962 (Exhibit 4-14**); Thirteenth Supplemental Indenture dated March 15, 1963 (Exhibit 4-15**); Fourteenth Supplemental Indenture dated May 15, 1964 (Exhibit 4-16**); Fifteenth Supplemental Indenture dated May 15, 1966 (Exhibit 4-17**); Sixteenth Supplemental Indenture dated May 15, 1967 (Exhibit 4-18**); Seventeenth Supplemental Indenture dated September 1, 1968 (Exhibit 4-19**); Eighteenth Supplemental Indenture dated November 15, 1968 (Exhibit 4-20**); Nineteenth Supplemental Indenture dated June 1, 1970 (Exhibit 4-21**); Twentieth Supplemental Indenture dated July 1, 1972 (Exhibit 4-21 to Registration Statement No. 2-81665); Twenty-first Supplemental Indenture dated July 1, 1973 (Exhibit 4-1 to 1984 Form 10-K); Twenty-second Supplemental Indenture dated July

      15, 1974 (Exhibit 4-1 to 1984 Form 10-K); Twenty-third
      Supplemental Indenture dated April 15, 1975 (Exhibit 4-1 to 1984 Form 10-K); Twenty-fourth Supplemental Indenture dated September 15, 1976 (Exhibit 4-1 to 1984 Form 10-K);
      Twenty-fifth Supplemental Indenture dated November 15, 1977 (Exhibit 20-10**); Twenty-sixth Supplemental Indenture dated November 15, 1981 (Exhibit 4-27 to Registration Statement No. 2-74580); Twenty-seventh Supplemental Indenture dated February 15, 1983 (Exhibit 29 to Form 8-A dated February 10, 1983); Twenty-eighth Supplemental Indenture dated February 1, 1987 (Exhibit 4-1 to 1986 Form 10-K); Twenty-ninth Supplemental Indenture dated July 15, 1989 (Exhibit 4-1 to Form 8-K dated July 27, 1989); Thirtieth Supplemental Indenture dated as of September 1, 1991 (Exhibit 4-1 to Form 8-K dated September 27, 1991); and Thirty-first Supplemental Indenture (Exhibit 4-1 to Form 8-K dated February 28, 1992); Thirty-second Supplemental Indenture (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture (Exhibit 4-2 to Registration Statement No. 33-59093).

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

12-1  Computation of Ratio of Earnings to Fixed Charges.*

23-1  Independent Auditors' Consent - Deloitte & Touche LLP.*

24-1  Powers of Attorney.*

27-1  Financial Data Schedule.*

99-1 MichCon Investment and Stock Ownership Plan, as amended (Exhibit 28-1 to 1989 Form 10-K).

99-2 MichCon Savings and Stock Ownership Plan, as amended (Exhibit 28-2 to 1989 Form 10-K).

(B)  REPORTS ON FORM 8-K:

   None.
----------
*  Indicates document filed herewith.

** Exhibit number reference to MichCon's 1980 Annual Report on Form 10-K.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference. References are to MCN (File No. 1-10070) for MCN documents incorporated by reference.

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

                                                            Title                                      Date
                                                            -----                                      ----

                *
------------------------------------                 Director and Chairman                       March 1, 1996
    Alfred R. Glancy III

                *
------------------------------------                 Director, President and Chief               March 1, 1996
       Stephen E. Ewing                              Executive Officer

 /s/ David R. Nowakowski
------------------------------------                 Controller, Treasurer and Chief             March 1, 1996
   David R. Nowakowski                               Accounting Officer

              *
-----------------------------------                  Director, Vice President                    March 1, 1996
     Howard L. Dow III                               Marketing and Regulatory Affairs
                                                     and Chief Financial Officer

                *
------------------------------------                 Director, Senior Vice President             March 1, 1996
        Carl J. Croskey                              Gas Operations

                *
------------------------------------                 Director                                    March 1, 1996
   William K. McCrackin

                *
------------------------------------                 Director                                    March 1, 1996
       Daniel L. Schiffer

                *
------------------------------------                 Director, Senior Vice President             March 1, 1996
       John E. vonRosen                              Corporate Resources

*By: /s/ David R. Nowakowski
     -----------------------
      David R. Nowakowski
      Attorney-in-Fact