Form 10-Q
period 1996-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1996-05-10
CIK 65632

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, or

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

                              Yes   X                   No _____
                                  -----

  Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996:

                              Common Stock, par value $.01 per share: 10,300,000


================================================================================

                              INDEX TO FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1996


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
COVER...............................................................     i

INDEX...............................................................    ii

PART I  - FINANCIAL  INFORMATION
   Item 1.  Financial Statements....................................     5
   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.. ................     1

PART II - OTHER  INFORMATION
   Item 6.  Exhibits and Reports on Form 8-K........................    10

SIGNATURE...........................................................    11

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Earnings for the first quarter of 1996 were $70 million, an increase of $14.5 million from the first quarter of 1995. For the twelve-month period ended March 31, 1996, earnings were $86 million, an increase of $35.9 million from the comparable 1995 period. The increase in earnings for both 1996 periods reflects higher gas sales resulting from colder weather and increased transportation deliveries. Lower operating costs also contributed to the 1996 increases, reflecting corporate initiatives to reduce costs.

                   EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                   ---------------------------------------------

                                                Quarter            Twelve Months
                                          --------------------  --------------------
                                            1996       1995       1996       1995
                                          ---------  ---------  ---------  ---------
Percentage Colder (Warmer) than Normal       5.7%      (5.8)%      6.0%      (11.0)%
Increase (Decrease) from Normal in:
  Gas Markets (Bcf)                          5.4       (5.2)      12.2       (17.4)
  Net Income (Millions)                   $  4.9     $ (4.7)    $ 11.1     $ (15.8)



                                                 EARNINGS COMPONENTS (IN MILLIONS)
                                                      COMPARING 1996 TO 1995

                                                Quarter            Twelve Months
                                          -------------------   -------------------
                                          $ Change   % Change   $ Change   % Change
                                          --------   --------   --------   --------
Operating Revenues                          $109.6       26.0%    $191.3       19.1%
Cost of Gas                                   88.6       42.2      133.1       30.3
Gross Margin                                  21.0        9.9       58.2       10.4
Operation and Maintenance                     (8.6)     (11.1)     (18.4)      (6.1)
Depreciation and Depletion                     2.2       10.1        6.2        7.3
Property and Other Taxes                       2.1       12.8        3.2        5.7
Other Income and Deductions                    1.6       14.9        5.3       13.1
Income Tax Provision                           9.2       31.3       26.2      109.5

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased for the 1996 quarter and twelve-month period reflecting increased gas sales resulting from colder weather and increased transportation deliveries.

Gas Markets

                                    Quarter     12 Months
                                 ------------  ------------
GAS MARKETS (Bcf)                 1996   1995   1996   1995
                                 -----  -----  -----  -----
Gas Sales....................    102.2   89.3  219.8  186.2
End User Transportation......     47.4   43.5  149.2  138.4
Intermediate Transportation..    148.0  105.9  383.7  301.8
                                 -----  -----  -----  -----
                                 297.6  238.7  752.7  626.4
                                 =====  =====  =====  =====


     Gas sales increased in both the 1996 quarter and twelve-month period as compared to the 1995 periods due mainly to colder weather as well as

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


market expansion through the addition of over 5,000 new customers during the 1996 quarter and over 17,000 since March of 1995. End user transportation deliveries for the 1996 quarter and twelve-month period increased from the 1995 period due to colder weather as well as higher levels of gas usage by large-volume commercial and industrial customers, including gas cogeneration facilities. Deliveries to the Michigan Power project, a 123 megawatt cogeneration plant in which MCN has a 50% interest, represented three Bcf and five Bcf of the increase during the 1996 quarter and twelve month period, respectively. MichCon provides end user transportation deliveries of natural gas to fuel the plant, which became operational in October 1995.

     The increases in intermediate transportation in the 1996 quarter and twelve-month period are primarily the result of increased transportation of Antrim gas for Michigan gas producers and brokers. MichCon recently expanded the transportation capacity of its northern Michigan gathering system. A significant portion of the project was completed in 1995, and the remainder is expected to be completed by mid-1996. This expansion enabled MichCon to transport an additional 20.3 Bcf and 36.5 Bcf in the 1996 quarter and twelve-month period, respectively.

     In January 1996, MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. This pipeline operation contributed 3.2 Bcf to the increase in volumes transported during the 1996 periods. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

Cost of Gas

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins or earnings.

     Cost of gas sold increased in the 1996 quarter and twelve-month period due to higher sales volumes resulting primarily from the colder weather, as well as the higher prices paid for natural gas in the spot market. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.51 (21.5%) and $.28 (11.7%) in the 1996 quarter and twelve-month period, respectively from the comparable 1995 periods.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses were lower in the 1996 quarter due to a reduction in labor costs and lower employee benefit costs, primarily pension and retiree health care costs. Operation and maintenance expenses decreased for the 1996 twelve-month period primarily due to lower benefit costs. Management's continuing efforts to reduce operating costs also contributed to the decreases.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


DEPRECIATION AND DEPLETION

     The increases in depreciation and depletion for the 1996 quarter and twelve-month period were due to higher plant balances, reflecting capital expenditures of $381.2 million over the past two calendar years.

PROPERTY AND OTHER TAXES

     Property and other taxes for the 1996 quarter and twelve-month period reflect an increase in property taxes due to higher property balances, and higher Michigan single business taxes due primarily to increased earnings.

OTHER INCOME AND DEDUCTIONS

     The increase in other income and deductions for the 1996 quarter and twelve-month period reflects additional interest expense relating to an increase in the average amount of long-term debt outstanding.

INCOME TAX PROVISION

     Income taxes increased for the 1996 quarter and twelve-month period due primarily to increased earnings.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $94.3 million for the first quarter of 1996, decreasing $38.2 million from the comparable 1995 quarter. The decrease was due primarily to higher working capital requirements offset by higher net income and deferred taxes.

FINANCING ACTIVITIES

  Cash and cash equivalents increased by $1.1 million during the first quarter of 1996. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the first quarter of 1996, MichCon repaid $51.7 million of short-term debt, including commercial paper. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $118 million was outstanding as of March 31, 1996 under these lines.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONCLUDED)


     During 1995, MichCon renewed its Trust Demand Note program which allows MichCon to borrow up to $25 million through April 1996. As of March 31, 1996, borrowings of $25 million were outstanding under this program, and the note was repaid in April 1996.

     MichCon's capital requirements for 1996 are anticipated to be approximately $220 million. These investments will be made to add new customers, develop new gas transportation markets and make improvements to existing storage and transmission systems. These capital requirements and general financial market conditions will affect the timing and amount of future debt issuances.

INVESTING ACTIVITIES

     MichCon's capital expenditures during the first quarter of 1996 totaled $29.6 million primarily consisting of the construction of pipelines to transport gas and the construction of new distribution lines to reach communities not previously served by MichCon. This amount represents an increase of $1.4 million from the first quarter of 1995.

      In January 1996, MichCon began construction of a 59-mile loop of its existing Milford to Belle River Pipeline. The pipeline is anticipated to be completed in early 1997 at a cost of approximately $80 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system.

     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

            MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                          (Thousands of Dollars)

                                                                                      March 31,                       December 31,
                                                                          ---------------------------------           -------------
                                                                             1996                   1995                   1995
                                                                          ----------             ----------           -------------
ASSETS
  Current Assets
    Cash and cash equivalents, at cost (which approximates market value)   $    9,554             $    6,933             $    8,469
    Accounts receivable, less allowance for doubtful accounts of
      $17,064, $20,816, and $13,250, respectively.......................      263,670                193,942                175,103
    Accrued unbilled revenues...........................................       72,382                 59,532                 91,134
    Gas in inventory (Note 1)...........................................       13,665                 28,911                 40,191
    Property taxes assessed applicable to future periods................       47,062                 41,850                 56,949
    Accrued gas cost recovery revenues..................................       35,362                      -                      -
    Other...............................................................       36,601                 24,514                 32,498
                                                                           ----------             ----------             ----------
                                                                              478,296                355,682                404,344
                                                                           ----------             ----------             ----------

  Deferred Charges and Other Assets
    Investment in and advances to joint ventures........................       20,043                 20,535                 20,318
    Deferred postretirement benefit costs...............................       11,582                 19,095                 12,372
    Deferred environmental costs (Note 3a)..............................       28,016                      -                 32,000
    Prepaid benefit costs...............................................       48,896                 11,224                 25,438
    Other...............................................................       47,934                 39,833                 42,061
                                                                           ----------             ----------             ----------
                                                                              156,471                 90,687                132,189
                                                                           ----------             ----------             ----------

  Property, Plant and Equipment, at cost................................    2,500,764              2,214,163              2,413,120
    Less - Accumulated depreciation and depletion.......................    1,177,584              1,092,497              1,151,160
                                                                           ----------             ----------             ----------
                                                                            1,323,180              1,121,666              1,261,960
                                                                           ----------             ----------             ----------
                                                                           $1,957,947             $1,568,035             $1,798,493
                                                                           ==========             ==========             ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts payable....................................................   $  117,060             $   69,487             $  108,208
    Notes payable ......................................................      144,919                 79,681                196,635
    Current portion of long-term debt, capital lease obligations
      and redeemable cumulative preferred stock.........................        3,143                  3,873                  3,969
    Gas inventory equalization (Note 1).................................       82,393                 67,806                      -
    Federal income, property and other taxes payable....................       82,048                 84,533                 85,195
    Customer deposits...................................................       10,818                 10,467                 11,531
    Deferred income taxes - current.....................................       17,353                      -                  8,379
    Other...............................................................       58,012                 59,132                 56,208
                                                                           ----------             ----------             ----------
                                                                              515,746                374,979                470,125
                                                                           ----------             ----------             ----------
  Deferred Credits and Other Liabilities
    Accumulated deferred income taxes...................................       81,830                 61,308                 61,146
    Unamortized investment tax credit...................................       35,975                 37,830                 36,437
    Tax benefits amortizable to customers...............................      113,968                113,179                114,487
    Accrued postretirement benefit costs................................            -                  6,596                 12,661
    Accrued environmental costs (Note 3a)...............................       32,000                      -                 32,000
    Minority interest (Note 2)..........................................       17,805                      -                      -
    Other...............................................................       56,438                 59,416                 65,252
                                                                           ----------             ----------             ----------
                                                                              338,016                278,329                321,983
                                                                           ----------             ----------             ----------
  Long-Term Debt, including capital lease obligations...................      532,720                447,858                516,564
                                                                           ----------             ----------             ----------

  Commitments and Contingencies (Note 3)

  Common Shareholder's Equity
    Common stock........................................................       10,300                 10,300                 10,300
    Additional paid-in capital (Note 2).................................      230,399                204,777                211,777
    Retained earnings...................................................      330,766                251,792                267,744
                                                                           ----------             ----------             ----------
                                                                              571,465                466,869                489,821
                                                                           ----------             ----------             ----------
                                                                           $1,957,947             $1,568,035             $1,798,493
                                                                           ==========             ==========             ===========

          The notes to the consolidated financial statements are an
                       integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                            (Thousands of Dollars)



                                                   Three Months Ended             Twelve Months Ended
                                                        March 31,                      March 31,
                                                ------------------------     --------------------------
                                                  1996            1995         1996              1995
                                                --------        --------     --------          --------
Operating Revenues..........................    $531,392        $421,812     $1,190,393        $999,134
                                                --------        --------     ----------        --------

Operating Expenses
  Cost of gas...............................     298,716         210,137        572,541         439,440
  Operation and maintenance.................      68,771          77,329        285,866         304,294
  Depreciation and depletion................      24,393          22,151         91,370          85,191
  Property and other taxes..................      18,608          16,502         59,118          55,951
                                                --------        --------     ----------        --------
    Total operating expenses................     410,488         326,119      1,008,895         884,876
                                                --------        --------     ----------        --------

Operating Income............................     120,904          95,693        181,498         114,258
                                                --------        --------     ----------        --------

Equity in Earnings of Joint Ventures........         235             224            750             831
                                                --------        --------     ----------        --------

Other Income and (Deductions)
  Interest income...........................         585             938          3,630           3,610
  Interest on long-term debt................      (9,768)         (8,253)       (37,335)        (29,660)
  Other interest expense....................      (2,835)         (2,972)        (6,916)         (9,826)
  Minority interest.........................        (348)              -           (348)              -
  Other.....................................        (296)           (738)        (4,967)         (4,750)
                                                --------        --------     ----------        --------
    Total other income and (deductions).....     (12,662)        (11,025)       (45,936)        (40,626)
                                                --------        --------     ----------        --------

Income Before Income Taxes..................     108,477          84,892        136,312          74,463
Income Tax Provision........................      38,437          29,282         50,159          23,947
                                                --------        --------     ----------        --------

Net Income..................................      70,040          55,610         86,153          50,516
Dividends on Preferred Stock................          18              74            179             419
                                                --------        --------     ----------        --------
Net Income Available for Common Stock.......    $ 70,022        $ 55,536     $   85,974        $ 50,097
                                                ========        ========     ==========        ========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                            (Thousands of Dollars)


                                                   Three Months Ended             Twelve Months Ended
                                                        March 31,                      March 31,
                                                ------------------------       ------------------------
                                                  1996            1995           1996            1995
                                                --------        --------       --------        --------
Balance - Beginning of Period...............    $267,744        $202,756       $251,792        $208,195
  Add - Net income..........................      70,040          55,610         86,153          50,516
                                                --------        --------       --------        --------
                                                 337,784         258,366        337,945         258,711
  Deduct - Cash dividends declared:
    Preferred stock.........................          18              74            179             419
    Common stock............................       7,000           6,500          7,000           6,500
                                                --------        --------       --------        --------
Balance - End of Period.....................    $330,766        $251,792       $330,766        $251,792
                                                ========        ========       ========        ========

The notes to the consolidated financial statements are an integral part of these statements.


              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (Thousands of Dollars)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     ---------------------
                                                                                       1996         1995
                                                                                     --------     --------

Cash Flow from Operating Activities
  Net income....................................................................     $ 70,040     $ 55,610
  Adjustments to reconcile net income to net cash flow provided from operating activities:
     Depreciation and depletion
      Per statement of income...................................................       24,393       22,151
      Charged to other accounts.................................................        1,865        1,853
    Deferred income taxes - current.............................................        8,974       (1,409)
    Deferred income taxes and investment tax credit - net.......................       11,348        6,252
    Other.......................................................................         (629)         313
    Changes in assets and liabilities, exclusive of changes shown separately....      (21,695)      47,760
                                                                                     --------     --------
      Net cash provided from operating activities...............................       94,296      132,530
                                                                                     --------     --------

Cash Flow from Financing Activities
  Notes payable - net...........................................................      (51,716)     (88,776)
  Additional paid-in-capital (Note 2)...........................................        1,614            -
  Cash dividend paid:
    Common stock................................................................       (7,000)      (6,500)
    Preferred stock.............................................................          (54)        (115)
  Retirement of long-term debt and preferred stock..............................       (3,974)      (3,471)
                                                                                     --------     --------
      Net cash used for financing activities....................................      (61,130)     (98,862)
                                                                                     --------     --------

Cash Flow from Investing Activities
  Capital expenditures..........................................................      (29,616)     (28,209)
  Other - net...................................................................       (2,465)         169
                                                                                     --------     --------
      Net cash used for investing activities....................................      (32,081)     (28,040)
                                                                                     --------     --------

Net Increase in Cash and Cash Equivalents.......................................        1,085        5,628
Cash and Cash Equivalents, January 1............................................        8,469        1,305
                                                                                     --------     --------
Cash and Cash Equivalents, March 31.............................................     $  9,554     $  6,933
                                                                                     ========     ========

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
  Accounts receivable - net.....................................................     $(82,006)    $(59,057)
  Gas inventory equalization....................................................       82,393       67,806
  Accrued/deferred gas cost recovery revenues...................................      (35,940)      14,905
  Accrued unbilled revenues.....................................................       18,752       22,701
  Gas in inventory..............................................................       26,526       48,932
  Property taxes assessed applicable to future periods..........................       11,097       10,313
  Accounts payable..............................................................        7,846      (11,184)
  Federal income, property and other taxes payable..............................       (5,164)      (1,273)
  Other current assets and liabilities..........................................       (2,471)     (26,591)
  Deferred assets and liabilities...............................................      (42,728)     (18,792)
                                                                                     --------     --------
                                                                                     $(21,695)    $ 47,760
                                                                                     ========     ========
Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized........................................     $  7,004     $  4,938
                                                                                     ========     ========
    Federal income taxes........................................................     $  3,724     $    171
                                                                                     ========     ========
  Noncash financing activities:
    Transfer of pipeline net assets to MichCon (Note 2) ........................     $ 17,008            -
                                                                                     ========     ========

      The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 22.3 Bcf and 29.4 Bcf of gas was included in inventory at March 31, 1996 and 1995, respectively.


2.   TRANSFER OF SUBSIDIARIES

     In January 1996, MCN Corporation (MCN), parent company of MichCon, transferred its Michigan pipeline operations, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Net assets transferred to MichCon totaled approximately $18,600,000, including cash of $1,614,000 and long-term debt of $17,600,000. Contributions from these pipeline operations to MichCon's consolidated net income for the three-months ended March 31, 1996 were approximately $378,000.


3. COMMITMENTS AND CONTINGENCIES

     A.   ENVIRONMENTAL MATTERS

          As described in MichCon's 1995 Annual Report on Form 10-K, MichCon accrued an additional environmental remediation liability and corresponding regulatory asset of $32,000,000 in the fourth quarter of 1995. MichCon has notified current and former insurance carriers of the environmental conditions and is pursing claims against these carriers. In the first quarter of 1996, MichCon received its first settlement from insurance carriers and expects additional insurance recoveries over the next several years. On March 31, 1996, the reserve balance is approximately $35,400,000, of which $3,400,000 is classified as current.

     B.   OTHER

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


4.   ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" in October 1995. The statement requires certain disclosures about stock-based employee compensation in the financial statements and encourages, but does not require, a fair-value-based method of accounting for such compensation. MichCon currently awards

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)


performance units to selected employees under its long term incentive plan. Each performance unit is equivalent to a share of MCN common stock. MCN is currently evaluating whether to adopt the fair-value-based method of accounting and its impacts.


5. GENERAL

     There have been no changes in MichCon's principal accounting policies from those set forth in MichCon's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1996 presentation.

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

                               OTHER INFORMATION


EXHIBITS

     (a)  Exhibits

          Exhibit
          Number                    Description
          ------                    -----------

          12-1         Computation of Ratio of Earnings to Fixed Charges


          27-1         Financial Data Schedule.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICHIGAN CONSOLIDATED GAS COMPANY


Date: May 10, 1996                     By: /s/ David R. Nowakowski
                                           ---------------------------
                                               David R. Nowakowski
                                           Controller, Treasurer and
                                            Chief Accounting Officer