Form 10-Q
period 1996-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1996-08-13
CIK 65632

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996, or

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

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1996:

          Common Stock, par value $.01 per share: 10,300,000


================================================================================

                              INDEX TO FORM 10-Q

                        For Quarter Ended June 30, 1996


                                                                     Page
                                                                    Number
                                                                    ------
COVER...........................................................      i

INDEX...........................................................     ii

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements...................................      5
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................      1

PART II - OTHER  INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K......................     10

SIGNATURE.......................................................     11

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Earnings for the second quarter of 1996 were $0.9 million, an increase of $4.4 million from the second quarter of 1995. Earnings for the 1996 six- and twelve-month periods ended June 1996 were $70.9 and $90.3 million representing an increase of $18.8 million and $42.0 million, respectively, from the same periods in 1995. The increases are due primarily to higher gas sales resulting from colder weather, as well as lower operating expenses.

                           EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                           ---------------------------------------------

                                     Quarter                Six Months             Twelve Months
                                ------------------      ------------------      --------------------
                                 1996        1995        1996        1995        1996         1995
                                ------      ------      ------      ------      ------      --------
Percentage Colder (Warmer)
  than Normal                    13.6%        2.5%        7.3%       (4.1)%        7.4%        (9.6)%
Increase (Decrease) from
  Normal in:
    Gas Markets (Bcf)             3.2         0.5         8.6        (4.7)        14.8        (15.5)
    Net Income (Millions)       $ 2.9       $ 0.7       $ 7.8       $(4.1)      $ 13.3      $ (13.9)


                                 EARNINGS COMPONENTS (IN MILLIONS)
                                 ---------------------------------
                                      COMPARING 1996 TO 1995
                                      ----------------------

                                      Quarter                Six Months            Twelve Months
                                --------------------    --------------------    --------------------
                                $ Change    % Change    $ Change    % Change    $ Change    % Change
                                --------    --------    --------    --------    --------    --------
Operating Revenues               $ 37.4       20.2%     $ 146.9       24.2%     $ 215.5       21.3%
Cost of Gas                        27.7       38.4        116.2       41.2        149.8       33.3
Gross Margin                        9.7        8.6         30.7        9.5         65.7       11.7
Operation and Maintenance          (1.5)      (2.0)       (10.0)      (6.7)       (23.9)      (7.7)
Depreciation and Depletion          2.0        8.8          4.3        9.5          6.9        7.9
Property and Other Taxes            0.8        5.8          2.9        9.5          4.9        8.8
Other Income and Deductions         1.9       21.2          3.5       17.7          6.2       14.9
Income Tax Provision                2.3      116.9         11.4       41.8         30.1      134.8

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased for the quarter, six- and twelve-month periods, reflecting increased gas sales and transportation deliveries.

     Gas sales volumes increased in all 1996 periods as compared to the 1995 periods due to colder weather and market expansion through the addition of approximately 14,000 gas sales customers since June 1995. End user transportation deliveries reflect transportation to the Michigan Power project of two Bcf, five Bcf and seven Bcf during the 1996 quarter, six- and twelve-month periods, respectively. The plant, a

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS-(Continued)


123 megawatt cogeneration plant in which MCN has a 50% interest, became operational in October 1995. End user transportation for all 1996 periods also reflect lower deliveries to a large volume industrial customer during a temporary plant shutdown that occurred during the second quarter.



                                    Quarter          Six Months        Twelve Months
                                  -----------     ---------------     ---------------
                                  1996   1995      1996      1995     1996      1995
                                  ----- -----     -----     -----     -----     -----
GAS MARKETS (IN BCF)
  Gas Sales.....................   34.0  31.5     136.2     120.8     222.4     189.7
  End User Transportation.......   32.0  32.2      79.4      75.6     149.0     140.1
  Intermediate Transportation...  110.3  64.8     258.3     170.7     429.2     300.2
                                  ----- -----     -----     -----     -----     -----
                                  176.3 128.5     473.9     367.1     800.6     630.0
                                  ===== =====     =====     =====     =====     =====
- -----------------------------------------------------------------------------------------


  The increases in intermediate transportation deliveries in the 1996 periods are due primarily to additional volumes transported for ANR Pipeline Company and increased transportation of Antrim gas for Michigan gas producers and brokers. MichCon recently expanded the transportation capacity of its northern Michigan gathering system. A significant portion of the project was completed in 1995, and the remainder is expected to be completed by year-end. The expansion enabled MichCon to transport an additional 30.1 Bcf, 59.9 Bcf and 76.1 Bcf in the 1996 quarter, six- and twelve-month periods, respectively.

  In January 1996, MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. The pipeline operation contributed 14.5 Bcf and 27.0 Bcf in volumes transported during the 1996 quarter and six-month periods. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

COST OF GAS

  Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon's rates are set to recover 100% of prudently and reasonably incurred gas costs. Therefore, significant fluctuations in total gas costs have little or no effect on gross margins and earnings.

  Cost of gas sold increased in the 1996 periods due to higher sales volumes resulting primarily from the colder weather, as well as higher prices paid for natural gas in the spot market. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.83 (37.4%), $.59 (25.4%) and $.39 (16.5%) in the 1996 quarter, six- and twelve-
month periods, respectively, from the comparable 1995 periods.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS-(Continued)



OPERATION AND MAINTENANCE

  Operation and maintenance expenses were lower in all 1996 periods compared to the 1995 periods due to lower employee benefit costs, primarily pension and retiree health care costs. Also contributing to the six-month period was decreased labor costs. The reductions in the 1996 quarter and six-month periods were partially offset by increased uncollectibles expense. Management's continuing efforts to reduce operating costs also contributed to the decreases.

DEPRECIATION AND DEPLETION

  The increase in depreciation and depletion for all 1996 periods was due mainly to higher plant balances, reflecting capital expenditures of $381.2 million over the past two calendar years.

PROPERTY AND OTHER TAXES

  Property and other taxes for the 1996 periods reflect an increase in property taxes due to higher property balances.

OTHER INCOME AND DEDUCTIONS

  The increase in other income and deductions for all 1996 periods reflects additional interest expense relating to an increase in the average amount of long-term debt outstanding.

INCOME TAX PROVISION

  Income taxes increased for the 1996 quarter, six- and twelve-month periods due primarily to increased earnings. Income tax expense was lower in both the 1996 and 1995 twelve-month periods due to the favorable resolution of prior years' tax issues.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

  MichCon's cash flow from operating activities totaled $163.6 million for the 1996 six-month period, decreasing $44.3 million from the comparable 1995 period. The decrease was due primarily to higher working capital requirements, partially offset by higher net income, after adjusting for depreciation and deferred taxes. MichCon anticipates that working capital requirements will be greater throughout 1996 as compared to 1995 in order to fund the GCR undercollection, which is $42 million as of June 1996.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS-(Concluded)



FINANCING ACTIVITIES

  Cash and cash equivalents increased $0.4 million during the 1996 six-month period. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the 1996 six-month period, MichCon repaid $138.3 million of commercial paper. During the latter part of the year, cash and cash equivalents decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $56.4 million was outstanding as of June 30, 1996 under these lines.

  MichCon issued first mortgage bonds aggregating $70 million in the second quarter 1996 under its existing shelf registration. The proceeds from the bonds were used to repay short-term obligations, finance capital expenditures and for general corporate purposes.

  MichCon's capital requirements for 1996 are anticipated to be approximately $215 million. These investments will be made to add new customers, develop new gas transportation markets and make improvements to existing storage and transmission systems. These capital requirements and general financial market conditions will affect the timing and amount of future debt issuances.

INVESTING ACTIVITIES

  MichCon's capital expenditures totaled $73.8 million during the 1996 six-month period. These expenditures were used primarily for the construction of transportation pipelines and the construction of new distribution lines to reach communities not previously served by MichCon.

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


                                        MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                                                      (THOUSANDS OF DOLLARS)

                                                                                          JUNE 30,                   December 31,
                                                                                ------------------------------      -------------
                                                                                   1996               1995               1995
                                                                                ----------          ----------      -------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value)....    $    8,866          $   33,588         $    8,469
    Accounts receivable, less allowance for doubtful accounts of
      $18,222, $20,537 and $13,250, respectively............................       192,849             123,139            175,103
    Accrued unbilled revenues...............................................        16,554              14,356             91,134
    Gas in inventory (Note 1)...............................................        25,238              51,427             40,191
    Property taxes assessed applicable to future periods....................        35,176              31,537             56,949
    Accrued gas cost recovery revenues......................................        42,026                -                  -
    Other...................................................................        33,683              25,029             32,498
                                                                                ----------          ----------         ----------
                                                                                   354,392             279,076            404,344
                                                                                ----------          ----------         ----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures............................        20,377              20,247             20,318
    Deferred postretirement benefit costs...................................         9,342              16,853             12,372
    Deferred environmental costs (Note 5a)..................................        28,016                -                32,000
    Prepaid benefit costs...................................................        50,640              14,150             25,438
    Other...................................................................        48,341              46,423             42,061
                                                                                ----------          ----------         ----------
                                                                                   156,716              97,673            132,189
                                                                                ----------          ----------         ----------

  PROPERTY, PLANT AND EQUIPMENT, AT COST....................................     2,540,829           2,257,745          2,413,120
    Less - Accumulated depreciation and depletion...........................     1,199,871           1,113,687          1,151,160
                                                                                ----------          ----------         ----------
                                                                                 1,340,958           1,144,058          1,261,960
                                                                                ----------          ----------         ----------
                                                                                $1,852,066          $1,520,807         $1,798,493
                                                                                ==========          ==========         ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable........................................................    $   94,102          $   84,779         $  108,208
    Notes payable (Note 3)..................................................        58,291               1,875            196,635
    Current portion of long-term debt, capital lease obligations
      and redeemable cumulative preferred stock.............................        53,177               3,904              3,969
    Gas inventory equalization (Note 1).....................................        53,295              36,605                -
    Federal income, property and other taxes payable........................        64,715              69,850             85,195
    Customer deposits.......................................................         9,845              10,013             11,531
    Deferred income taxes - current.........................................            -                 -                 8,379
    Other...................................................................        55,084              42,937             56,208
                                                                                ----------          ----------         ----------
                                                                                   388,509             249,963            470,125
                                                                                ----------          ----------         ----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes.......................................        82,872              61,609             61,146
    Unamortized investment tax credit.......................................        35,512              37,366             36,437
    Tax benefits amortizable to customers...................................       113,449             112,470            114,487
    Accrued postretirement benefit costs....................................            -               11,119             12,661
    Accrued environmental costs (Note 5a)...................................        32,000                -                32,000
    Minority interest (Note 4)..............................................        18,171                -                  -
    Other...................................................................        56,892              61,585             65,252
                                                                                ----------          ----------         ----------
                                                                                   338,896             284,149            321,983
                                                                                ----------          ----------         ----------
  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS (NOTE 2)..............       552,345             516,328            516,564
                                                                                ----------          ----------         ----------

  COMMITMENTS AND CONTINGENCIES (NOTE 5)

  COMMON SHAREHOLDER'S EQUITY
    Common stock............................................................        10,300              10,300             10,300
    Additional paid-in capital (Note 4).....................................       230,399             211,777            211,777
    Retained earnings.......................................................       331,617             248,290            267,744
                                                                                ----------          ----------         ----------
                                                                                   572,316             470,367            489,821
                                                                                ----------          ----------         ----------
                                                                                $1,852,066          $1,520,807         $1,798,493
                                                                                ==========          ==========         ==========

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                            (Thousands of Dollars)

                                                       Three Months Ended         Six Months Ended         Twelve Months Ended
                                                            June 30,                  June 30,                   June 30,
                                                     ----------------------    ----------------------    ------------------------
                                                       1996          1995        1996          1995         1996          1995
                                                     --------      --------    --------      --------    ----------    ----------
Operating Revenues...............................    $222,327      $184,968    $753,719      $606,780    $1,227,752    $1,012,245
                                                     --------      --------    --------      --------    ----------    ----------
Operating Expenses
  Cost of gas....................................      99,681        72,030     398,397       282,167       600,192       450,352
  Operation and maintenance......................      71,212        72,674     139,983       150,003       284,404       308,279
  Depreciation and depletion.....................      24,740        22,730      49,133        44,881        93,380        86,528
  Property and other taxes.......................      15,004        14,187      33,612        30,689        59,935        55,075
                                                     --------      --------    --------      --------    ----------    ----------
    Total operating expenses.....................     210,637       181,621     621,125       507,740     1,037,911       900,234
                                                     --------      --------    --------      --------    ----------    ----------
Operating Income.................................      11,690         3,347     132,594        99,040       189,841       112,011
                                                     --------      --------    --------      --------    ----------    ----------
Equity in Earnings of Joint Ventures.............         260           152         495           376           858           592
                                                     --------      --------    --------      --------    ----------    ----------
Other Income and (Deductions)
  Interest income................................         634         1,061       1,219         1,999         3,203         4,013
  Interest on long-term debt.....................     (10,224)       (8,431)    (19,992)      (16,684)      (39,128)      (31,526)
  Other interest expense.........................        (940)         (679)     (3,775)       (3,651)       (7,177)       (9,075)
  Minority interest..............................        (354)            -        (702)            -          (702)            -
  Other..........................................         114          (841)       (182)       (1,579)       (4,012)       (5,038)
                                                     --------      --------    --------      --------    ----------    ----------
    Total other income and (deductions)..........     (10,770)       (8,890)    (23,432)      (19,915)      (47,816)      (41,626)
                                                     --------      --------    --------      --------    ----------    ----------
Income Before Income Taxes.......................       1,180        (5,391)    109,657        79,501       142,883        70,977
Income Tax Provision.............................         329        (1,943)     38,766        27,339        52,431        22,333
                                                     --------      --------    --------      --------    ----------    ----------
Net Income.......................................         851        (3,448)     70,891        52,162        90,452        48,644
Dividends on Preferred Stock.....................           -            54          18           128           125           358
                                                     --------      --------    --------      --------    ----------    ----------
Net Income Available for Common Stock............    $    851      $ (3,502)   $ 70,873      $ 52,034    $   90,327    $   48,286
                                                     ========      ========    ========      ========    ==========    ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
                            (Thousands of Dollars)

                                                       Three Months Ended         Six Months Ended         Twelve Months Ended
                                                            June 30,                  June 30,                   June 30,
                                                     ----------------------    ----------------------    ------------------------
                                                       1996          1995        1996          1995         1996          1995
                                                     --------      --------    --------      --------    ----------    ----------
Balance - Beginning of Period....................    $330,766      $251,792    $267,744      $202,756    $  248,290    $  206,504
  Add - Net income...............................         851        (3,448)     70,891        52,162        90,452        48,644
                                                     --------      --------    --------      --------    ----------    ----------
                                                      331,617       248,344     338,635       254,918       338,742       255,148
  Deduct - Cash dividends declared:
    Preferred stock..............................           -            54          18           128           125           358
    Common stock.................................           -             -       7,000         6,500         7,000         6,500
                                                     --------      --------    --------      --------    ----------    ----------
Balance - End of Period..........................    $331,617      $248,290    $331,617      $248,290    $  331,617    $  248,290
                                                     ========      ========    ========      ========    ==========    ==========

The notes to the consolidated financial statements are an integral part of these statements.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (Thousands of Dollars)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               -------------------------------------
                                                                                   1996                    1995
                                                                               -------------           -------------
Cash Flow from Operating Activities
  Net income..................................................................    $ 70,891               $  52,162
  Adjustments to reconcile net income to net cash flow provided from operating activities:
     Depreciation and depletion
      Per statement of income.................................................      49,133                  44,881
      Charged to other accounts...............................................       3,755                   3,564
    Deferred income taxes - current...........................................       1,079                  (2,813)
    Deferred income taxes and investment tax credit - net.....................      11,408                   5,849
    Other.....................................................................      (1,442)                    585
    Changes in assets and liabilities, exclusive of changes shown separately..      28,753                 103,614
                                                                               -------------           -------------
      Net cash provided from operating activities.............................     163,577                 207,842
                                                                               -------------           -------------

Cash Flow from Financing Activities
  Notes payable - net.........................................................    (138,344)               (166,582)
  Issuance of long-term debt .................................................      69,645                  68,764
  Cash dividend paid:
    Common stock..............................................................      (7,000)                 (6,500)
    Preferred stock...........................................................         (54)                   (169)
  Retirement of long-term debt and preferred stock............................      (4,347)                 (3,763)
  Equity investment...........................................................       1,614                   7,000
                                                                               -------------           -------------
      Net cash used for financing activities..................................     (78,486)               (101,250)
                                                                               -------------           -------------

Cash Flow from Investing Activities
  Capital expenditures........................................................     (73,823)                (75,891)
  Other - net.................................................................     (10,871)                  1,582
                                                                               -------------           -------------
      Net cash used for investing activities..................................     (84,694)                (74,309)
                                                                               -------------           -------------

Net Increase in Cash and Cash Equivalents.....................................         397                  32,283
Cash and Cash Equivalents, January 1..........................................       8,469                   1,305
                                                                                ------------            ------------
Cash and Cash Equivalents, June 30............................................    $  8,866               $  33,588
                                                                                ============            ============

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
  Accounts receivable - net...................................................    $(14,315)              $  11,227
  Gas inventory equalization..................................................      53,295                  36,605
  Accrued/deferred gas cost recovery revenues.................................     (42,026)                (19,224)
  Accrued unbilled revenues...................................................      74,580                  67,877
  Gas in inventory............................................................      14,953                  26,416
  Property taxes assessed applicable to future periods........................      22,983                  20,626
  Accounts payable............................................................     (15,222)                  4,108
  Federal income, property and other taxes payable............................     (22,497)                (15,956)
  Other current assets and liabilities........................................     (13,490)                 (8,691)
  Deferred assets and liabilities.............................................     (29,508)                (19,374)
                                                                                ------------            ------------
                                                                                  $ 28,753               $ 103,614
                                                                                ============            ============

Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized......................................    $ 24,216               $  21,249
                                                                                ============            ============
    Federal income taxes......................................................    $ 24,456               $  16,469
                                                                                ============            ============
  Noncash financing activities:
    Transfer of pipeline net assets to MichCon (Note 4) ......................    $ 17,008                       -
                                                                                ============            ============

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. GAS IN INVENTORY

   Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 40.6 Bcf and 52.0 Bcf of gas was included in inventory at June 30, 1996 and 1995, respectively.

2.   CAPITALIZATION

   During May 1996, First Mortgage Bonds in the amount of $30,000,000 were issued at 6.51%, due June 1999 and $40,000,000 were issued at 7.15%, due May 2006.

3.   LINES OF CREDIT

   During 1995, MichCon established credit lines to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $150,000,000 under a three year revolving credit facility. These credit lines totaling $250,000,000 support its commercial paper program. Commercial paper of $56,416,000 was outstanding as of June 30, 1996, under these lines. In July 1996, the 364 day revolving facility was renewed.

4.   TRANSFER OF SUBSIDIARIES

  In January 1996, MCN Corporation (MCN), parent company of MichCon, transferred its Michigan pipeline operations, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Net assets transferred to MichCon totaled approximately $18,622,000, including cash of $1,614,000 and long-term debt of $17,600,000. Contributions from these pipeline operations to MichCon's consolidated net income were approximately $245,000 and $623,000 for the three- and six-month periods ended June 30, 1996.

5. COMMITMENTS AND CONTINGENCIES

   A. ENVIRONMENTAL MATTERS

     As described in MichCon's 1995 Annual Report on Form 10-K, MichCon accrued an additional environmental remediation liability and corresponding regulatory asset of $32,000,000 in the fourth quarter of 1995. MichCon has notified current and former insurance carriers of the environmental conditions and is pursuing claims against these carriers. In 1996, MichCon received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. At June 30, 1996, the reserve balance was approximately $35,300,000, of which $3,300,000 is classified as current.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Concluded)



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

6. ACCOUNTING PRONOUNCEMENT

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" in October 1995. The statement requires certain disclosures about stock-based employee compensation in the financial statements and encourages, but does not require, a fair-value-based method of accounting for such compensation. MichCon currently awards performance units to selected employees under its long term incentive plan. Each performance unit is equivalent to a share of MCN common stock. MCN is currently evaluating whether to adopt the fair-value-based method of accounting and its impacts.

7. GENERAL

   The accompanying consolidated financial statements should be read in conjunction with MichCon's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1996 presentation.

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


                                       MICHIGAN CONSOLIDATED GAS COMPANY


Date: August 13, 1996                       By:  /s/ David R. Nowakowski
                                               --------------------------
                                                     David R. Nowakowski
                                                    Controller, Treasurer and
                                                    Chief Accounting Officer