Form 10-Q
period 1996-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1996-11-07
CIK 65632

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, or

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

  Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996:

              Common Stock, par value $.01 per share: 10,300,000


================================================================================

                              INDEX TO FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1996

                                                                 PAGE
                                                                NUMBER
                                                                ------
COVER........................................................      i

INDEX........................................................     ii

PART I  - FINANCIAL INFORMATION
 Item 1.  Financial Statements...............................      5
 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................      1

PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings..................................     10
 Item 6.  Exhibits and Reports on Form 8-K...................     11

SIGNATURE....................................................     12

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Given the seasonal nature of the gas distribution business, MichCon generally experiences a loss during the third quarter when the weather is warm and less gas is delivered to customers. MichCon's loss of $18.4 million represents a decrease in earnings of $5.1 million from the third quarter of 1995, due mainly to increased operating expenses. Earnings for the 1996 nine- and twelve-month periods increased $13.8 million and $31.2 million, respectively, from the same periods in 1995. The increases are due primarily to higher gas sales resulting from colder weather.


                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                 ---------------------------------------------

                                  Quarter       Nine Months     Twelve Months
                               -------------  ---------------  ----------------
                                1996   1995    1996    1995     1996     1995
                               ------  -----  ------  -------  ------  --------
Percentage Colder (Warmer)
than Normal                     N/A     N/A     6.2%   (3.8%)    6.8%    (8.5%)
Increase (Decrease) from
Normal in:
   Gas Markets (Bcf)             (.2)    0.5    8.4    (4.3)    14.2    (14.2)
   Net Income (Millions)        $(.2)   $0.4   $7.6   $(3.7)   $12.7   $(12.7)


                       EARNINGS COMPONENTS (IN MILLIONS)
                       ---------------------------------
                             COMPARING 1996 TO 1995
                             ----------------------

                                     Quarter             Nine Months          Twelve Months
                               --------------------  --------------------  --------------------
                               $ Change   % Change   $ Change   % Change   $ Change   % Change
                               ---------  ---------  ---------  ---------  ---------  ---------
Operating Revenues                $ 9.7        9.1%    $156.7       21.9%    $225.0       22.2%
Cost of Gas                         8.2       39.1      124.4       41.1      160.4       35.8
Gross Margin                        1.5        1.7       32.3        7.8       64.6       11.4
Operation and Maintenance           8.0       13.1       (2.0)      (1.0)      (5.3)      (1.8)
Depreciation and Depletion          2.7       12.3        7.0       10.4        8.6        9.9
Property and Other Taxes            0.4        2.8        3.3        7.6        4.8        8.7
Other Income and Deductions           -          -        3.5       11.6        4.7       11.0
Income Tax Provision               (4.3)     (70.9)       7.1       33.4       21.2       78.8


GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased for the quarter, nine- and twelve-month periods, reflecting increased gas sales and transportation deliveries. The increase in gross margin for the quarter was partially offset by a 1995 decrease in lost gas of $4.6 million.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS (Continued)


     Gas sales volumes increased in the 1996 nine- and twelve-month periods as compared to the 1995 periods due to colder weather and market expansion. End user transportation deliveries in 1996 reflect transportation to the Michigan Power project, a 123 megawatt cogeneration plant in which MCN has a 50% interest. Deliveries to the project, which became operational in October 1995, are approximately 9 Bcf per year.

------------------------------------------------------------------------------------------
                                       Quarter            Nine Months        Twelve Months
                                       -------            -----------        -------------
                                    1996     1995       1996       1995      1996     1995
                                    ----     ----       ----       ----      ----     ----
GAS MARKETS (IN BCF)
 Gas Sales....................      14.2     14.1      150.4      134.9     222.4    190.3
 End User Transportation......      28.6     27.8      107.9      103.4     149.9    139.8
 Intermediate Transportation..     148.7     67.2      407.1      237.8     510.8    309.0
                                   -----    -----      -----      -----     -----    -----
                                   191.5    109.1      665.4      476.1     883.1    639.1
                                   =====    =====      =====      =====     =====    =====
------------------------------------------------------------------------------------------

    The increases in intermediate transportation deliveries in the 1996 periods are due primarily to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers. MichCon recently completed expansion of the transportation capacity of its northern Michigan gathering system. The expansion enabled MichCon to transport an additional 31.7 Bcf, 91.6 Bcf and 107.8 Bcf in the 1996 quarter, nine- and twelve-month periods, respectively.

     In January 1996, MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. The pipeline operation contributed 13.2 Bcf and 40.2 Bcf in volumes transported during the 1996 quarter and nine-month periods. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon is allowed timely recovery of 100% of its prudently and reasonably incurred cost of gas sold. Therefore, significant fluctuations in total gas costs have little or no direct effect on gross margins and earnings.

     Cost of gas sold increased in the 1996 nine- and twelve-month periods due to higher sales volumes resulting primarily from the colder weather, and in all periods due to higher spot market prices paid for natural gas purchase. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.58 (34%), $.59 (26%) and $.43 (18%) in the 1996 quarter, nine- and twelve-month periods, respectively, from the comparable 1995 periods.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS (Continued)


OPERATION AND MAINTENANCE

     Operation and maintenance expenses were higher in the 1996 quarter due primarily to increased uncollectible gas accounts that were driven higher by last winter's colder temperatures and rising gas prices, which significantly increased customers' heating bills. The impact of higher heating bills was worsened by a reduction in home heating assistance funding obtained by low-income customers. Operation and maintenance expenses decreased for 1996 nine-and twelve-month periods due to lower employee benefit costs, primarily pension and retiree healthcare costs. The reductions in the 1996 nine- and twelve-month periods were partially offset by increased uncollectibles expense. Management's continuing efforts to reduce operating costs also contributed to the decreases.

     As discussed in MichCon's 1995 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year and had proposed to eliminate all funding in future years. Michigan's share of LIHEAP funds was reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. During October 1996, the President signed an Omnibus Spending Bill passed by Congress that provided for $1 billion in LIHEAP funding which increases the 1997 funding by $100 million over 1996 levels.

DEPRECIATION AND DEPLETION

     The increase in depreciation and depletion for all 1996 periods was due mainly to higher plant balances.

PROPERTY AND OTHER TAXES

     Property and other taxes for the 1996 periods reflect an increase in property taxes due to higher property balances.

OTHER INCOME AND DEDUCTIONS

     Interest expense for all 1996 periods has increased due to an increase in the average amount of long-term debt outstanding. For the 1996 quarter, this increase to other income and deductions is offset by an increase in the allowance for funds used during construction due to increased construction during 1996.

INCOME TAX PROVISION

     Income taxes decreased for the 1996 quarter and increased for the nine- and twelve-month periods due primarily to changes in earnings. Due to the favorable resolution of prior years' tax issues in the 1996 and 1995 periods, income tax expense was $.7 million and $.4 million lower in the quarter and nine-month 1996 periods and was $2.6 million higher in the 1996 twelve-month period.

OUTLOOK

     MichCon's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of MichCon's 1.2 million residential, commercial and industrial customer base. MichCon will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS (Concluded)


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $111.3 million for the 1996 nine-month period, decreasing $39.5 million from the comparable 1995 period. The decrease was due primarily to higher working capital requirements, partially offset by higher net income, after adjusting for depreciation and deferred taxes. MichCon anticipates that working capital requirements will be greater throughout 1996 as compared to 1995 in order to fund the GCR undercollection, which is $33.6 million as of September 1996.

FINANCING ACTIVITIES

     During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the current nine-month period, cash increased due to the timing of cash receipts. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $100 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $192.1 million was outstanding as of September 30, 1996 under these lines.

     In May 1996, MichCon issued first mortgage bonds totaling $70 million under its existing shelf registration. The proceeds were used to repay short-term obligations, finance MichCon capital expenditures and for general corporate purposes.

     MichCon is planning on filing a shelf registration with the Securities and Exchange Commission in the fourth quarter of 1996 which will allow it to issue, in conjunction with an existing shelf registration, up to $300 million of debt securities over the next several years. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

INVESTING ACTIVITIES

     MichCon's capital expenditures totaled $146.3 million during the 1996 nine-month period and are anticipated to be approximately $220 million by the end of the year. These expenditures are used primarily for the construction of transportation pipelines, the construction of new distribution lines to reach communities not previously served by MichCon, and to make improvements to existing storage and transmission systems.

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

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION(Unaudited)
                            (Thousands of Dollars)

                                                                                           September 30,          December 31,
                                                                                     ------------------------     ------------
                                                                                        1996          1995           1995
                                                                                     ----------    ----------     ------------
ASSETS
 Current Assets
  Cash and cash equivalents, at cost (which approximates market value).........      $   18,282    $    3,213       $    8,469
  Accounts receivable, less allowance for doubtful accounts of
   $14,112, $12,725 and $13,250, respectively..................................         119,787        91,434          175,103
  Accrued unbilled revenues....................................................          22,197        18,815           91,134
  Gas in inventory.............................................................         101,742        92,508           40,191
  Property taxes assessed applicable to future periods.........................          23,456        21,618           56,949
  Accrued gas cost recovery revenues...........................................          33,585             -                -
  Other........................................................................          22,602        28,338           32,498
                                                                                     ----------    ----------       ----------
                                                                                        341,651       255,926          404,344
                                                                                     ----------    ----------       ----------
Deferred Charges and Other Assets
 Investment in and advances to joint ventures..................................          20,357        19,742           20,318
 Deferred postretirement benefit costs.........................................           7,103        14,613           12,372
 Deferred environmental costs (Note 4a)........................................          28,016             -           32,000
 Prepaid benefit costs.........................................................          54,103        20,770           25,438
 Other.........................................................................          48,660        41,448           42,061
                                                                                     ----------    ----------       ----------
                                                                                        158,239        96,573          132,189
                                                                                     ----------    ----------       ----------

Property, Plant and Equipment, at cost.........................................       2,609,095     2,338,974        2,413,120
 Less - Accumulated depreciation and depletion.................................       1,221,009     1,135,024        1,151,160
                                                                                     ----------    ----------       ----------
                                                                                      1,388,086     1,203,950        1,261,960
                                                                                     ----------    ----------       ----------
                                                                                     $1,887,976    $1,556,449       $1,798,493
                                                                                     ==========    ==========       ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities
  Accounts payable.............................................................      $   99,223    $   69,691       $  108,208
  Notes payable (Note 2).......................................................         194,013       111,820          196,635
  Current portion of long-term debt, capital lease obligations
   and redeemable cumulative preferred stock...................................          53,213         3,936            3,969
  Federal income, property and other taxes payable.............................          33,241        45,186           85,195
  Customer deposits............................................................          10,787        10,277           11,531
  Other........................................................................          50,885        57,107           64,587
                                                                                     ----------    ----------       ----------
                                                                                        441,362       298,017          470,125
                                                                                     ----------    ----------       ----------

Deferred Credits and Other Liabilities
 Accumulated deferred income taxes.............................................          83,160        60,863           61,146
 Unamortized investment tax credit.............................................          35,050        36,902           36,437
 Tax benefits amortizable to customers.........................................         112,930       112,085          114,487
 Accrued postretirement benefit costs..........................................               -        14,537           12,661
 Accrued environmental costs (Note 4a).........................................          32,000             -           32,000
 Minority interest (Note 3)....................................................          18,503             -                -
 Other.........................................................................          59,838        60,025           65,252
                                                                                     ----------    ----------       ----------
                                                                                        341,481       284,412          321,983
                                                                                     ----------    ----------       ----------
Long-Term Debt, including capital lease obligations (Note 1)...................         551,254       517,035          516,564
                                                                                     ----------    ----------       ----------

Commitments and Contingencies (Note 4)

Common Shareholder's Equity
 Common stock..................................................................          10,300        10,300           10,300
 Additional paid-in capital (Note 3)...........................................         230,399       211,777          211,777
 Retained earnings.............................................................         313,180       234,908          267,744
                                                                                     ----------    ----------       ----------
                                                                                        553,879       456,985          489,821
                                                                                     ----------    ----------       ----------
                                                                                     $1,887,976    $1,556,449       $1,798,493
                                                                                     ==========    ==========       ==========

The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                            (THOUSANDS OF DOLLARS)

                                                   Three Months Ended       Nine Months Ended        Twelve Months Ended
                                                     September 30,            September 30,             September 30,
                                                 ----------------------   ---------------------    -----------------------
                                                   1996          1995       1996         1995         1996         1995
                                                 --------      --------   --------     --------    ----------  ----------
Operating Revenues............................   $117,251      $107,522   $870,970     $714,302    $1,237,481  $1,012,478
                                                 --------      --------   --------     --------    ----------  ----------
Operating Expenses
 Cost of gas..................................     29,163        20,963    427,560      303,130       608,392     448,016
 Operation and maintenance....................     68,727        60,750    208,710      210,753       292,381     297,688
 Depreciation and depletion...................     24,830        22,107     73,963       66,988        96,103      87,481
 Property and other taxes.....................     13,161        12,798     46,773       43,487        60,298      55,462
                                                 --------      --------   --------     --------    ----------  ----------
  Total operating expenses....................    135,881       116,618    757,006      624,358     1,057,174     888,647
                                                 --------      --------   --------     --------    ----------  ----------
Operating Income (Loss).......................    (18,630)       (9,096)   113,964       89,944       180,307     123,831
                                                 --------      --------   --------     --------    ----------  ----------
Equity in Earnings of Joint Ventures..........        203           123        698          499           938         554
                                                 --------      --------   --------     --------    ----------  ----------
Other Income and (Deductions)
 Interest income..............................      1,401           765      2,620        2,764         3,839       3,761
 Interest on long-term debt...................    (11,013)       (9,726)   (31,005)     (26,410)      (40,415)    (34,665)
 Other interest expense.......................     (1,217)         (774)    (4,992)      (4,425)       (7,620)     (7,368)
 Minority interest............................       (332)            -     (1,034)           -        (1,034)          -
 Other........................................        664          (758)       482       (2,337)       (2,590)     (4,816)
                                                 --------      --------   --------     --------    ----------  ----------
  Total other income and (deductions).........    (10,497)      (10,493)   (33,929)     (30,408)      (47,820)    (43,088)
                                                 --------      --------   --------     --------    ----------  ----------
Income (Loss) Before Income Taxes.............    (28,924)      (19,466)    80,733       60,035       133,425      81,297
Income Tax Provision (Benefit)................    (10,487)       (6,138)    28,279       21,201        48,082      26,885
                                                 --------      --------   --------     --------    ----------  ----------
Net Income (Loss).............................    (18,437)      (13,328)    52,454       38,834        85,343      54,412
Dividends on Preferred Stock..................          -            54         18          182            71         297
                                                 --------      --------   --------     --------    ----------  ----------
Net Income (Loss) Available for Common Stock..   $(18,437)     $(13,382)  $ 52,436     $ 38,652    $   85,272  $   54,115
                                                 ========      ========   ========     ========    ==========  ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                            (THOUSANDS OF DOLLARS)

                                                   Three Months Ended       Nine Months Ended        Twelve Months Ended
                                                     September 30,            September 30,             September 30,
                                                 ----------------------   ---------------------    -----------------------
                                                   1996          1995       1996         1995         1996         1995
                                                 --------      --------   --------     --------    --------       --------
Balance - Beginning of Period.................   $331,617      $248,290   $267,744     $202,756    $234,908       $187,293
 Add - Net income (loss)......................    (18,437)      (13,328)    52,454       38,834      85,343         54,412
                                                 --------      --------   --------     --------    --------       --------
                                                  313,180       234,962    320,198      241,590     320,251        241,705

 Deduct - Cash dividends declared:
  Preferred stock.............................          -            54         18          182          71            297
  Common stock................................          -             -      7,000        6,500       7,000          6,500
                                                 --------      --------   --------     --------    --------       --------
Balance - End of Period.......................   $313,180      $234,908   $313,180     $234,908    $313,180       $234,908
                                                 ========      ========   ========     ========    ========       ========


      The notes to the consolidated financial statements are an integral part of these statements.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (Thousands of Dollars)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                        --------------------------------
                                                                                            1996                1995
                                                                                        ------------         -----------
Cash Flow from Operating Activities
 Net income....................................................................         $     52,454         $    38,834
 Adjustments to reconcile net income to net cash flow provided from operating activities:
   Depreciation and depletion
    Per statement of income....................................................               73,963              66,988
    Charged to other accounts..................................................                5,667               5,446
   Deferred income taxes - current.............................................               (5,372)             (5,323)
   Deferred income taxes and investment tax credit - net.......................               10,715               4,254
   Other.......................................................................               (1,946)                992
   Changes in assets and liabilities, exclusive of changes
    shown separately...........................................................              (24,184)             39,646
                                                                                        ------------         -----------
      Net cash provided from operating activities..............................              111,297             150,837
                                                                                        ------------         -----------
Cash Flow from Financing Activities
 Notes payable - net...........................................................               (2,622)            (56,637)
 Issuance of long-term debt....................................................               69,645              68,764
 Cash dividend paid:
  Common stock.................................................................               (7,000)             (6,500)
  Preferred stock..............................................................                  (54)               (223)
 Retirement of long-term debt and preferred stock..............................               (5,435)             (4,290)
 Equity Investment.............................................................                1,614               7,000
                                                                                        ------------         -----------
      Net cash provided from financing activities..............................               56,148               8,114
                                                                                        ------------         -----------

Cash Flow from Investing Activities
 Capital expenditures..........................................................             (146,277)           (154,718)
 Other - net...................................................................              (11,355)             (2,325)
                                                                                        ------------         -----------
      Net cash used for investing activities...................................             (157,632)           (157,043)
                                                                                        ============         ===========

Net Increase in Cash and Cash Equivalents......................................                9,813               1,908
Cash and Cash Equivalents, January 1...........................................                8,469               1,305
Cash and Cash Equivalents, September 30........................................         ------------         -----------
                                                                                        $     18,282         $     3,213
                                                                                        ============         ===========

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
  Accounts receivable - net....................................................         $     58,180         $    41,913
  Accrued/deferred gas cost recovery revenues..................................              (34,163)            (17,653)
  Accrued unbilled revenues....................................................               68,937              63,418
  Gas in inventory.............................................................              (61,551)            (14,665)
  Property taxes assessed applicable to future periods.........................               34,703              30,545
  Accounts payable.............................................................              (10,101)            (10,980)
  Federal income, property and other taxes payable.............................              (53,971)            (40,620)
  Other current assets and liabilities.........................................                1,363               3,373
  Deferred assets and liabilities..............................................              (27,581)            (15,685)
                                                                                        ------------         -----------
                                                                                        $    (24,184)        $    39,646
                                                                                        ============         ===========
Supplemental Disclosures
 Cash paid for:
  Interest, net of amounts capitalized.........................................         $     28,501         $    24,084
                                                                                        ============         ===========
  Federal income taxes.........................................................         $     28,792         $    23,111
                                                                                        ============         ===========
 Noncash financing activities:
  Transfer of pipeline net assets to MichCon (Note 3)..........................         $     17,008         $         -
                                                                                        ============         ===========

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

2. LINES OF CREDIT

     During 1995, MichCon established credit lines to allow for borrowings of up to $100,000,000 under a 364 day revolving credit facility and up to $150,000,000 under a three year revolving credit facility. These credit lines totaling $250,000,000 support its commercial paper program. In July 1996, the 364 day revolving facility was renewed. Commercial paper of $192,138,000 was outstanding as of September 30, 1996, under these lines.

3. TRANSFER OF SUBSIDIARIES

     In January 1996, MCN Corporation (MCN), parent company of MichCon, transferred its Michigan pipeline operations, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Net assets transferred to MichCon totaled approximately $18,622,000, including cash of $1,614,000 and long-term debt of $17,600,000. Contributions from these pipeline operations to MichCon's consolidated net income were approximately $289,000 and $912,000 for the three- and nine-month periods ended September 30, 1996.

4. COMMITMENTS AND CONTINGENCIES

   a.  ENVIRONMENTAL MATTERS

       As described in MichCon's 1995 Annual Report on Form 10-K, MichCon accrued an additional environmental remediation liability and corresponding regulatory asset of $32,000,000 in the fourth quarter of 1995. MichCon has notified current and former insurance carriers of the environmental conditions and is pursuing claims against these carriers. In 1996, MichCon received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. At September 30, 1996, the reserve balance was approximately $35,165,000, of which $3,165,000 is classified as current.

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


5.   ACCOUNTING PRONOUNCEMENT

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

6.   GENERAL

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

                               OTHER INFORMATION


LEGAL PROCEEDINGS

     ENVIRONMENTAL: In 1994, MichCon received a general notice of liability letter from the U.S. Environmental Protection Agency (USEPA) stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. USEPA requested that MichCon conduct a remedial investigation and feasibility study at that site. MichCon investigated its prior activities in the area and USEPA's bases for its conclusion, and concluded that it was not responsible for contamination discovered at that site. MichCon informed USEPA of this belief and did not undertake the requested activities.

     In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. USEPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

     ENERGY CONSERVATION PROGRAM: In December 1994, a suit was filed against MichCon in Wayne County, Michigan Circuit Court by six customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC, MichCon offered low interest loans, rebates and other arrangements to assist qualified residential customers in purchasing high efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. No personal injuries were claimed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. The trial court denied such certification on two separate occasions; the Michigan Court of Appeals denied plaintiffs' request for an appeal of those rulings.

     MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, the plaintiffs' motions were granted to certify as a class the approximately 46,000 customers who had participated in MichCon's conservation programs from 1990 to the present. MichCon believes that plaintiffs' allegations are without merit and will continue to defend the case vigorously.

EXHIBITS

       (a)   Exhibits

             EXHIBIT
             NUMBER                     DESCRIPTION
             -------                    -----------

             10-1 MCN Executive Deferred Compensation Plan, as amended (Exhibit 10-1 to MCN's September 30, 1996 Form 10-Q).

             10-2 MichCon Supplemental Death Benefit and Retirement Income Plan (Attachment to Exhibit 10-2 to MCN's September 30, 1996 Form 10-Q).

             10-3 MichCon Supplemental Retirement Plan (Exhibit 10-3 to MCN's September 30, 1996 Form 10-Q).

             12-1            Computation of Ratio of Earnings to Fixed Charges.

             27-1            Financial Data Schedule.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICHIGAN CONSOLIDATED GAS COMPANY


Date: November 7, 1996                 By:   /s/ David R. Nowakowski
                                           -------------------------------
                                                 David R. Nowakowski
                                             Vice President, Controller,
                                                    Treasurer and
                                              Chief Accounting Officer