Form 10-K405
period 1996-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1997-02-28
CIK 65632

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           ------------------------
                                   FORM 10-K
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER 1-7310

     MICHIGAN CONSOLIDATED GAS COMPANY, A MICHIGAN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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


                                313-965-2430
            (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----

     All of the registrant's 10,300,000 outstanding shares of common stock, par value $1 per share, are owned by MCN Corporation.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          KEY TO ABBREVIATED TERMS



Antrim Gas ...................  Natural gas produced from shallow wells in the
                                Devonian (Antrim) shale formations.

Degree Days ..................  A measure of the coldness of the weather based on how much the average daily temperature is below 65 degrees Fahrenheit.

End User Transportation ......  A gas delivery service provided to large-volume commercial and industrial customers who
                                purchase natural gas directly from producers or brokerage companies.

FERC .........................  Federal Energy Regulatory Commission; a federal agency that determines the rates and
                                regulations of interstate pipelines.

Gas Markets ..................  Gas sales, end user transportation and intermediate transportation deliveries.

Gas Storage ..................  The process of injecting, storing and withdrawing natural gas from a depleted
                                underground natural gas field or salt cavern.

GCR ..........................  Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, can recover the reasonable and prudent cost of gas sold.

Intermediate Transportation ..  A gas delivery service provided to gas producers, gas brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN ..........................  MCN Corporation, doing business as MCN Energy
                                Group Inc., and subsidiaries.

MichCon ......................  Michigan Consolidated Gas Company; a wholly owned natural gas distribution and intrastate transmission subsidiary of MCN.


MichCon Pipeline Co. .........  MichCon Pipeline Co; a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

                            KEY TO ABBREVIATED TERMS
                                  (concluded)



MPSC ...............  Michigan Public Service Commission; the regulator of intrastate aspects of the natural gas industry within the State of Michigan.

Normal Weather .....  The average daily temperature within MichCon's service area during a recent 30-year period.

Spot Market ........  The buying and selling of natural gas on a short-term basis, typically month to month.

Units of Measurement
--------------------

Bcf ................  One billion cubic feet of natural gas.

Mcf ................  One thousand cubic feet of natural gas.

MMcf ...............  One million cubic feet of natural gas.

/d .................  Added to MMcf or Bcf to denote average volumes per day.

                              TABLE OF CONTENTS




                                                                                  PAGE
CONTENTS                                                                          NUMBER
--------                                                                          ------

Part I
Item 1.     Business ...............................................................  1

 Item 2.    Properties .............................................................  9

 Item 3.    Legal Proceedings ......................................................  10

 Item 4.    Submission of Matters to a Vote of Security Holders ....................  11

Part II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..  11

 Item 6.    Selected Financial Data ................................................  12

 Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..................................................  13

 Item 8.    Financial Statements and Supplementary Data ............................  21

 Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...................................................  45

Part III

 Item 10.   Directors and Executive Officers of the Registrant .....................  45

 Item 11.   Executive Compensation .................................................  45

 Item 12.   Security Ownership of Certain Beneficial Owners and Management .........  45

 Item 13.   Certain Relationships and Related Transactions .........................  45

Part IV

 Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K ........  46

Signatures .........................................................................  48

                                   PART I

ITEM 1.  BUSINESS

     MichCon is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for nearly 150 years. MichCon is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon, a wholly-owned subsidiary of MCN, operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan.

     At December 31, 1996, MichCon and its subsidiaries employed 3,062 persons. Of this amount, 46% are covered by five collective bargaining agreements. Two of the agreements expire in December 1997, while the remaining three agreements will expire in June 1998.

GAS SALES & TRANSPORTATION

     MichCon serves 1.2 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City and Muskegon metropolitan areas and in various other communities throughout the state of Michigan. The following services are provided by MichCon:

   - Gas Sales - Includes the marketing and delivery of natural gas to residential and small-volume commercial customers.
   - End User Transportation - Through this service, large-volume commercial and industrial customers that purchase natural gas directly from producers or brokerage companies utilize the Company's gas distribution network to transport the gas to their facilities.
   - Intermediate Transportation - Provides transportation service to producers, brokers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

                                                                      1996                1995                   1994
                                                                      ----                ----                   ----
REVENUE (In millions of dollars)
Gas Sales.....................................................$      1,085.8         $        917.2         $        954.8
End User Transportation.......................................          82.2                   80.4                   76.2
Intermediate Transportation...................................          48.6                   31.9                   28.7
                                                              --------------         --------------         --------------
Total Sales and Transportation................................       1,216.6                1,029.5                1,059.7
                                                              --------------         --------------         --------------
Other.........................................................          42.2                   51.3                   52.0
                                                              --------------         --------------         --------------
Total Operating Revenues......................................$      1,258.8         $      1,080.8         $      1,111.7
                                                              ==============         ==============         ==============
MARKETS (Bcf)
Gas Sales.....................................................         217.7                  206.9                  201.4
End User Transportation.......................................         146.7                  145.3                  139.8
Intermediate Transportation...................................         527.5                  341.6                  303.6
                                                              --------------         --------------         --------------

Total Sales and Transportation................................         891.9                  693.8                  644.8
                                                              ==============         ==============         ==============

     EFFECT OF WEATHER: MichCon's gas sales and end user transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings
--------------------------------------------------------------------------------

                                              1996        1995         1994
                                              ----        ----         ----
Percentage Colder (Warmer) Than Normal         5.4%        0.3%        (4.2)%
Increase (Decrease) From Normal in:
   Gas Markets (in Bcf)..................     10.9         1.5         (4.4)
   Net Income (in Millions)..............  $   9.9      $  1.4      $  (4.0)

     GAS SALES: Revenues increased $168.6 million in 1996 primarily due to higher gas costs, colder weather and market expansion. This market represents 24% of total deliveries and produced approximately 78% of MichCon's gross profit margin from sales and transportation services (Gross Profit Margin). The average margin per Mcf from gas sales was $2.06 in 1996 and $2.09 in 1995.

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

     MichCon continues to focus on challenges and opportunities resulting from increased competition with other natural gas distribution companies and other energy providers. The MPSC is reviewing various plans to reform Michigan's gas utility regulatory process to give all customers added choices and to increase competition. MichCon and other Michigan gas utilities will implement pilot transportation service programs in 1997 for small-volume commercial and residential customers. Under MichCon's two-year program, 47,000 customers in the pilot territory will have the opportunity to select alternative natural gas suppliers beginning in April 1997. This option has been available to MichCon's larger commercial and industrial customers for several years. MichCon currently generates no earnings on the gas supply portion of operations. Therefore, a customer's selection of an alternative supplier is generally expected to be income-neutral. The overall package of regulatory changes connected with the gas industry restructuring is expected to result in lighter-handed regulation and the potential to improve earnings. MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a high level of customer satisfaction. MichCon remains focused on these goals in 1997 and beyond.

     MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to maintain strong returns. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas.

     MichCon is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon and The Detroit Edison Company are exploring opportunities to share the cost of common, duplicative functions, including billing, meter reading, payment processing and excavation.

Significant cost savings could be achieved, given that approximately 60% of MichCon's 1.2 million customers are also customers of Detroit Edison.


     Cost of gas sold increased in 1996 as a result of significantly higher spot market prices paid for natural gas purchases and higher gas sales volumes due to colder weather. Cost of gas sold per Mcf for 1996 was $2.92, an increase of $.56 (24%). MichCon still retained a significant cost advantage over competing fuels. Lower natural gas prices, partially offset by higher gas sales volumes, resulted in the 1995 decrease in cost of gas sold. Cost of gas sold per Mcf for 1995 decreased from 1994 by $.31 (12%).

     MichCon's Market Expansion Program is intended to spur demand for natural gas in areas currently not served. The program is primarily targeted at residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of other, higher-cost fuels, such as propane and fuel oil, to consider using natural gas for space heat and other applications. The Market Expansion Program, which reaches rural and developing areas not currently using natural gas, has contributed to the 10,532, 17,677 and 12,047 net increases in customers in 1996, 1995 and 1994, respectively. In 1996, 11 new areas of Michigan were served by MichCon, bringing to 128 the total number of new areas added since 1984.

     MichCon's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, significant growth opportunities exist through conversion of existing homes as well as from new construction. MichCon also promotes expanded natural gas usage through programs designed to increase non-heating applications, including gas ranges, clothes dryers, grills, fireplace logs and lighting. MichCon continues to expand the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

     END USER TRANSPORTATION: End user transportation deliveries increased in 1996 due to a higher level of usage by large-volume commercial and industrial customers. Additional deliveries to gas cogeneration facilities and colder weather also contributed to the increased deliveries. In 1996, this market accounted for 16% of total gas deliveries and produced approximately 14% of MichCon's Gross Profit Margin.

     At December 31, 1996, MichCon had end user transportation agreements representing annual volumes of 146 Bcf. Approximately 65% of these volumes are under contracts that extend to 1998 or beyond and include the majority of the large, and most price-sensitive, customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 1997 and relate to a large number of low volume users with relatively low price sensitivity. Negotiations have commenced with customers whose contracts expire in 1997.

     Through technical and financial assistance, customers have been encouraged to increase the use of natural gas in their industrial and commercial facilities. Gas-fueled power generation has been an expanding market for natural gas. In 1996, this market accounted for approximately 31 Bcf of gas deliveries. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

     The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources including coal, electricity, oil and steam. In addition, some of these customers could bypass MichCon's distribution system and obtain service directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risks associated with fuel switching or bypass. MichCon competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to pipeline facilities are under long-term contracts.

     In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, MichCon has not experienced fuel switching of any significance by its customers. In 1996, approximately 22 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     INTERMEDIATE TRANSPORTATION: This service accounts for 59% of total gas volumes, but, due to the lower rate charged for the service, represents only 8% of MichCon's Gross Profit Margin. The increases in intermediate transportation deliveries in 1996 and 1995 are due primarily to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers.

     MichCon's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, ANR Pipeline Company (ANR) and other shippers. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada.

     MichCon, through its subsidiary MichCon Pipeline Company (MichCon Pipeline), is involved in ventures that transport natural gas and natural gas liquids from east-central Michigan gas fields to processing plants in the northern part of the state. During 1996, MichCon Pipeline transported an average of 551 MMcf/d of natural gas and related liquids. In January 1996, the transportation rate of one customer on the Saginaw Bay Pipeline decreased 40% in accordance with the terms of a 15-year contract that reduces the transportation rate for the last 10 years of the agreement. However, in December 1996, the contract was renegotiated, thus eliminating the 40% decrease. This contract expires in December 1997. Negotiations are currently underway to extend this contract. Moreover, all transportation contracts relating to the Saginaw Bay Pipeline are being negotiated to raise the transportation rate to the maximum authorized rate. MichCon will continue to look at new sources of volume and revenue to increase the profitability of this asset.

     There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system in 1996. The expansion enabled MichCon to transport an additional 75 Bcf in 1996.

     In January 1997, MichCon completed construction of a 59-mile loop of its existing Milford to Belle River Pipeline at a cost of approximately $85 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system.

     In 1997, MichCon will exercise its option to purchase a 50% interest in an additional pipeline under the St. Clair River to link MichCon's system with Consumers Gas of Toronto's pipeline. When placed into service during 1997, this project will enhance MichCon's ability to transport gas bound for both Canadian and Northeast U.S. markets.

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

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year. The state of Michigan's share of federal LIHEAP funds was reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. Uncollectible gas accounts were further impacted by the late receipt of fiscal year 1996 funding by the state of Michigan. Due to this delay, many of MichCon's customers who were eligible for assistance did not file to receive such funds. During 1996 and 1995, $10.1 million and $27.3 million in federal LIHEAP funds assisted approximately 74,000 and 112,000 MichCon customers, respectively, in making their gas payments. During October 1996, President Clinton signed an Omnibus Spending Bill passed by Congress that provided for $1 billion in federal LIHEAP funding for 1997, an increase of $100 million over 1996 levels. During February 1997, the President released his proposed budget which provides for federal LIHEAP funding at $1 billion annually through fiscal year 2002. Receipt of this funding is not expected to be delayed in 1997. A portion of any future increase or decrease in funding may impact uncollectible gas accounts.

GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. The company's objective is to rank in the lowest quartile for cost of gas in Michigan as well as neighboring states. Although MichCon's gas costs rose 24% during the year to $2.92 per Mcf, they remained in the lowest quartile among a group of 22 utilities in the region, having decreased 32% over the last 10 years. Under its gas cost recovery mechanism, MichCon expects to continue to collect all of its prudently incurred gas costs.

Gas Supply Purchases(Bcf)
-------------------------------------------------------------------------------

                                  1996        1995        1994
                                  ----        ----        ----
Firm Suppliers:
   Michigan Producers.....        86.3        90.9        85.9
   Interstate Suppliers...        14.5        18.2        64.3
   Canadian Suppliers.....        37.3        31.5        29.4
Spot Market...............        90.6        52.2        34.3
                                 -----       -----       -----
                                 228.7       192.8       213.9
                                 =====       =====       =====


     MichCon purchased 38% of its 1996 supply from Michigan producers, 46% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated in Michigan.

     MichCon has in place long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport approximately 375 MMcf/d of supply during the summer months and 310 MMcf/d of supply during the winter months for MichCon under these agreements, while Great Lakes is obligated to transport 30 MMcf/d. These transportation contracts expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2011. MichCon continues its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices. To mitigate risk related to spot market prices, MichCon has filed a proposal with the MPSC to change its supply strategy to purchase approximately two-thirds of its gas under contracts that tie purchase prices to spot market prices and to acquire the remainder under fixed price contracts. MichCon expects approval of this proposal during the second quarter of 1997.

     In 1993, Panhandle Eastern Pipe Line Company (Panhandle) refunded to MichCon the costs of certain direct billings totaling $5.4 million plus interest of $4.4 million in compliance with a FERC order. During 1994, the FERC issued an order permitting Panhandle to seek reimbursement of the $4.4 million in interest from MichCon. MichCon's request for rehearing of the 1994 order was denied. MichCon appealed the issue to the District of Columbia (D.C.) Circuit Court. In February 1996, the U.S. District Court Eastern District of Michigan ruled that the FERC orders were final for purposes of requiring MichCon to pay Panhandle's invoice for the $4.4 million in interest. MichCon satisfied the judgment. In September 1996, the D.C. Circuit Court upheld the FERC's previous orders. MichCon has filed for recovery of these costs through its 1996 GCR reconciliation case.

     At December 31, 1996, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline costs. During 1996, MichCon's maximum one-day sendout exceeded 2.4 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with approximately 70% coming from underground storage. MichCon also sells a portion of its natural gas storage capacity to an affiliated company and third parties.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales rates, service and accounting. MichCon is also subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     Michigan offers an environment of progressive and reasonable rate regulation. This is evident by the efforts underway to change the current form of regulation. The MPSC is reviewing various plans to reform Michigan's gas utility regulatory process to give all customers added choices and to increase competition. One such plan is MichCon's Pilot Transportation Program being offered to 47,000 small-volume residential and commercial customers, discussed previously. MichCon is positioning itself to respond to changes in regulation and increased competition by successfully reducing its cost of operations while maintaining a high level of customer satisfaction. As the MPSC evaluates expanded competition for the electric and natural gas industries within the state, MichCon will continue its active involvement.

     GENERAL RATE PROCEEDINGS: MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1996 is approximately $2.6 million. Any excess costs are to be amortized over a 10 year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

     In June 1994, the MPSC approved the property tax stipulation and settlement agreement, which addresses the treatment of reduced state property tax and increased state sales tax and federal income tax. The estimated net decrease in MichCon's operating expense was approximately $4.0 million for 1994 and $6.2 million annually thereafter. The agreement allows MichCon to accelerate the amortization of its 1993 deferred costs associated with the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," by the net decreased tax expense.

     MichCon filed an application with the MPSC in October requesting authority to decrease depreciation rates from the existing 4.09% to 3.44%. Based on December 1996 plant balances, depreciation expense would have effectively decreased by approximately $11.2 million. The final determination of MichCon's depreciation rate reduction is subject to an MPSC order. An MPSC order is expected by December 1997.

     GAS COST RECOVERY: The GCR process allows MichCon to recover its cost of gas sold if the MPSC determines that such costs are reasonable and prudent. This determination includes an annual Gas Supply and Cost Review, in which the MPSC approves maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provides a review of gas costs incurred during the year, determines whether approved gas costs have been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, is required to be returned to or collected from GCR customers using the rolled-in prospective refunding methodology approved by the MPSC on June 30, 1994.

     In February 1995, MichCon filed its 1994 GCR reconciliation case indicating an over-recovery of $19 million, including interest. In February 1996, the MPSC issued an order finding that all of MichCon's 1994 gas costs were reasonable and prudent, and made no disallowance of gas costs as a result of MichCon fixing gas prices on a portion of its gas purchases.

     In February 1996, MichCon filed its 1995 GCR reconciliation case indicating an under-recovery of less than $0.1 million, including interest, which will be collected from GCR customers using the new rolled-in prospective refunding methodology. In February 1997, the MPSC issued an order finding that all of MichCon's 1995 gas costs were reasonable and prudent.

     In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net under-recovery of approximately $28 million, including interest. An MPSC order is expected in December 1997. In July 1996, MichCon filed its 1997 GCR plan case. An MPSC order is expected in May 1997.

ENVIRONMENTAL MATTERS

     MANUFACTURED GAS PLANTS: Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 former manufactured gas plant (MGP) sites.

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

     MichCon is not involved in any administrative proceedings regarding these former MGP sites but is currently remediating one of these sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and long-term groundwater monitoring. More extensive investigations are under way at seven other sites.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

     MichCon employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance polices. MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. In 1996, MichCon received payments from certain carriers and expects additional insurance recoveries over the next several years. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of approximately $32 million during 1995.

     During 1996, 1995 and 1994, MichCon spent $0.9 million, $2.1 million and $0.6 million, respectively, investigating these former MGP sites. At December 31, 1996, the reserve balance was $34.6 million, of which $2.6 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

FRANCHISES

     MichCon operates in numerous cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In Grand Rapids and a number of other municipalities where a significant part of MichCon's service is furnished, MichCon's operations originated under franchises that have since expired. In 1993, MichCon began renewing or re-establishing formal franchises in those municipalities in order to avoid uncertainty with regard to MichCon's ability to continue and expand service in those areas. Regarding the franchises that have not been renewed, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either
(i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     During 1996, MichCon gained six franchises with aggregate gas sales volumes of approximately 0.4 Bcf annually. Approximately 40 major franchises have been renewed in 1996, which account for gas sales volumes of approximately 18 Bcf annually.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC, which must consider, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area.
In one township where MichCon formerly served approximately 450 residential customers (representing 78,400 Mcf annually) under an expired franchise, and upon the suit of a competing utility with a franchise overlapping the area, a local circuit judge entered an order to enjoin MichCon from expanding its service in that township. However, the Michigan Court of Appeals reversed that decision. This matter is pending before the Michigan Supreme Court. On October 1, 1994, MichCon sold its distribution facilities in that township to the competing utility. Management expects that issues involving franchise rights will continue to be actively pursued in judicial and regulatory proceedings but are not expected to have a significant impact on its business.

ITEM 2.  PROPERTIES

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1996, MichCon's distribution system included 16,257 miles of distribution mains, 1,065,233 service lines and 1,185,445 active meters. MichCon owns 2,509 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon occupies its principal office buildings, located in Detroit and Grand Rapids, under long-term leases. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1996 totaled $212.7 million. MichCon's capital requirements for 1997 are anticipated to be approximately $175 million for capital investments.

     The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile major gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay major gathering line. Westside

Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns an 82.62% interest in Jordan Valley Pipeline, an 14-mile major gathering line and the Terra-Hayes Pipeline, a 18-mile major gathering line.

     MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile and 11-mile major gathering lines and a 2400 horsepower compressor station.

ITEM 3.  LEGAL PROCEEDINGS

     In addition to the regulatory proceedings and other matters described in
Item 1, "Business," MichCon is also involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

ENVIRONMENTAL

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

     In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in
past costs, plus interest.   USEPA then issued MichCon and the other
potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA has not subsequently contacted MichCon about this response. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

ENERGY CONSERVATION PROGRAMS

     In December 1994, a suit was filed against MichCon in Wayne County Michigan Circuit Court by six customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC and operated from 1990 to 1996, MichCon offered low-interest loans, rebates and other arrangements to assist approximately 46,000 qualified residential customers in purchasing high-efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. No personal injuries were claimed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. The trial court denied such certification on two separate occasions; the Michigan Court of Appeals denied plaintiffs' request for an appeal of those rulings.

     MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, plaintiffs' third motion to certify the lawsuit as a class action was granted. MichCon appealed the granting of certification and on December 2, 1996, the Michigan Court of Appeals granted MichCon's Motion for Immediate Consideration and stayed all further proceedings until the Court issues its decision.
MichCon believes that the plaintiffs' allegations are without merit and will continue to defend the case vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).


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

     MichCon paid cash dividends of $11.3 million in 1996, $6.5 million in 1995 and $8.5 million in 1994 on its common stock.

                  ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)


Selected Financial Data                                         1996           1995           1994           1993           1992
-----------------------------------------------------------  ----------     ----------     ----------    ----------     ----------
(Dollars in thousands)
INCOME AVAILABLE FOR COMMON STOCK..........................  $   79,824     $   71,488     $   59,387    $   61,649     $   49,848
                                                             ==========     ==========     ==========    ==========     ==========

Cash Dividends Declared on Common Stock                      $   11,000     $    6,500     $    8,500    $   75,000     $        -
                                                             ==========     ==========     ==========    ==========     ==========

RETURN ON AVERAGE COMMON SHAREHOLDER'S EQUITY..............        14.7%          15.8%          15.2%         16.6%          14.6%
                                                             ==========     ==========     ==========    ==========     ==========

PROPERTY, PLANT AND EQUIPMENT..............................  $2,668,294     $2,413,120     $2,189,150    $2,084,516     $1,966,009

Less - accumulated depreciation and depletion                 1,243,060      1,151,160      1,071,588     1,024,009        965,661
                                                             ----------     ----------     ----------    ----------     ----------

Net property, plant and equipment                            $1,425,234     $1,261,960     $1,117,562    $1,060,507     $1,000,348
                                                             ==========     ==========     ==========    ==========     ==========

TOTAL ASSETS...............................................  $2,058,613     $1,798,493     $1,571,910    $1,509,120     $1,475,439
                                                             ==========     ==========     ==========    ==========     ==========

CAPITAL EXPENDITURES.......................................  $  212,668     $  235,767     $  145,421    $  141,279     $  128,849
                                                             ==========     ==========     ==========    ==========     ==========
CAPITALIZATION
Long-term debt.............................................  $  536,561     $  501,396     $  431,870    $  353,214     $  306,573
Long-term capital lease obligations........................      13,757         15,168         16,459        17,625         18,253
Redeemable cumulative preferred stock......................           -              -          2,618         5,618          9,000
Common shareholder's equity................................     577,004        489,821        417,833       365,785        379,136
                                                             ----------     ----------     ----------    ----------     ----------

Total capitalization.......................................  $1,127,322     $1,006,385     $  868,780    $  742,242     $  712,962
                                                             ==========     ==========     ==========    ==========     ==========
SOURCES OF OPERATING REVENUES
Gas sales..................................................  $1,058,499     $  896,707     $  954,537    $1,079,020     $1,170,567
Application of (provision for) refunds-net.................      27,346         20,473            223        (3,164)        43,792
End user transportation....................................      82,210         80,360         76,228        71,412         69,889
Intermediate transportation................................      48,570         31,913         28,745        19,638         17,824
Storage services...........................................       6,956          8,857          8,054         9,084          7,438
Conservation and other assistance programs.................      (2,483)        14,499         18,716        23,935         27,677
Other......................................................      37,687         28,004         25,175        23,590         20,598
                                                             ----------     ----------     ----------    ----------     ----------

Total operating revenues...................................  $1,258,785     $1,080,813     $1,111,678    $1,223,515     $1,357,785
                                                             ==========     ==========     ==========    ==========     ==========
DISPOSITION OF GAS (MMcf)
Gas sales..................................................     217,672        206,951        201,423       250,510        309,162
End user transportation....................................     146,662        145,288        139,800       128,409        129,504
Intermediate transportation................................     527,510        341,550        303,617       281,116        183,978
                                                             ----------     ----------     ----------    ----------     ----------
                                                                891,844        693,789        644,840       660,035        622,644
Company use and lost gas...................................       5,746          2,990          2,239         3,828          3,748
                                                             ----------     ----------     ----------    ----------     ----------

Total disposition of gas...................................     897,590        696,779        647,079       663,863        626,392
                                                             ==========     ==========     ==========    ==========     ==========

DEGREE DAYS
For calendar period........................................       7,171          6,777          6,489         6,675          6,607
Percent colder (warmer) than normal........................         5.4%           0.3%          (4.2)%        (2.2)%         (3.7)%

UTILITY CUSTOMERS
Residential................................................   1,087,450      1,077,668      1,061,300     1,050,188      1,039,378
Total......................................................   1,169,690      1,159,140      1,141,463     1,129,416      1,117,938
EMPLOYEES..................................................       3,062          3,128          3,273         3,364          3,564

ITEM 7.  MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Earnings for 1996 were $79.8 million, an increase of $8.3 million over 1995. Similarly, earnings for 1995 increased by $12.1 million over 1994. These improvements are due primarily to increased gross margins resulting from higher gas sales and transportation deliveries.

-----------------------------------------------------------------------------------------------------------

                                            EARNINGS COMPONENTS (IN MILLIONS)
                                                 COMPARING 1996 TO 1995             Comparing 1995 to 1994
                                                 ----------------------             ----------------------
                                                 DOLLAR      PERCENTAGE             Dollar      Percentage
                                                 CHANGE        CHANGE               Change      Change
                                                 ------      ----------             ------      ----------
Operating Revenues . . . . . . . . .             $178.0          16.5%              $(30.9)       (2.8)%
Cost of Gas  . . . . . . . . . . . .              152.6          31.5                (45.5)       (8.6)
Gross Margin . . . . . . . . . . . .               25.4           4.3                 14.6         2.5
Operation and Maintenance. . . . . .               (0.1)         (0.1)               (19.2)       (6.1)
Depreciation and Depletion . . . . .                9.0          10.1                  4.9         5.8
Property and Other Taxes . . . . . .                4.8           8.3                 (1.1)       (1.9)
Other Income and Deductions. . . . .                3.3           7.4                  6.6        17.7
Income Tax Provision . . . . . . . .                0.5           1.2                 11.2        37.4
-----------------------------------------------------------------------------------------------------------

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased in 1996 and 1995 reflecting higher gas sales and end user transportation due primarily to colder weather. Additionally, gross margins were favorably affected by the continued growth in intermediate transportation services.

-----------------------------------------------------------------------------------------------------------

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS


                                                                                  1996  1995    1994
                                                                                  ----  ----    ----
Percentage Colder (Warmer) than Normal. . . . . . . . . . . . . . . . . . . . .    5.4%  0.3%   (4.2)%
Increase (Decrease) from Normal in:
   Gas Markets (Bcf)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10.9   1.5    (4.4)
   Net Income (Millions)  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $9.9  $1.4   $(4.0)
-----------------------------------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Operating Revenues

                                                  1996     1995     1994
                                                  ----     ----     ----
   Gas Markets (Bcf)
    Gas Sales ...........................          217.7    206.9    201.4
    End User Transportation .............          146.7    145.3    139.8
    Intermediate Transportation..........          527.5    341.6    303.6
                                                   -----    -----    -----
                                                   891.9    693.8    644.8
                                                   =====    =====    =====

     Gas sales and end user transportation revenues increased $170.5 million in 1996 and decreased $33.4 million in 1995. Revenues were affected by increases in gas sales and end user transportation deliveries which increased 12.2 Bcf and 11 Bcf in 1996 and 1995 respectively. The increases were due primarily to colder weather as well as marketing initiatives that expanded gas markets. The decline in gas sales revenues during 1995 reflects lower gas costs as subsequently discussed. MichCon continues to enter into multi-year competitively priced transportation agreements with large-volume users, thereby maintaining these gas markets over the long term.

     Gas sales and gross margins have also been affected by variations in revenues associated with lost gas costs. Gas sales rates are set to recover lost gas costs using an averaging method based on historical lost gas experience. Prior to 1993, MichCon deferred or accrued revenues for differences between historical average lost gas amounts and the actual amount experienced. However, as a result of an October 1993 order issued in MichCon's last general rate case, MichCon no longer defers or accrues revenues for these differences in lost gas amounts. Amortization of previously deferred amounts was completed in 1995 and increased revenues by $3.4 million and $3.1 million in 1995 and 1994 respectively. As discussed in the "Cost of Gas" section that follows, gross margins have also been impacted by variations in lost gas costs.

     The increases in intermediate transportation deliveries in both 1996 and 1995 periods are due primarily to additional volumes transported for two major fixed-fee customers and increased transportation of Antrim gas for Michigan gas producers and brokers. There has been a significant increase in Michigan Antrim production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system. The expansion enabled MichCon to transport an additional 75 Bcf during 1996.

     In January 1996, MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. The pipeline operation contributed 54.5 Bcf in volumes transported during 1996. Profit margins on intermediate transportation services are considerably less than margins on gas sales or for end user transportation markets.

     Other operating revenue decreased primarily due to a $16.1 million decrease in conservation revenue resulting from the discontinuation of MichCon's conservation programs. As discussed in the "Operation and Maintenance" section that follows, this decrease in revenue is offset by a corresponding decrease in expenses related to the conservation programs. This decrease is offset by a $5.5 million increase in gas processing revenues generated from the Michigan pipeline operations which were transferred from MCN to MichCon at the beginning of 1996.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Cost of Gas

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon is allowed timely recovery of 100% of its reasonably and prudently incurred cost of gas sold. Therefore, fluctuations in cost of gas sold have little or no effect on gross margins.

     Cost of gas sold increased in 1996 as a result of significantly higher spot market prices paid for natural gas purchased and higher gas sales volumes due to colder weather. Cost of gas sold per thousand cubic feet for 1996 was $2.92, an increase of $.56 (24%). Lower natural gas prices, partially offset by higher gas sales volumes, resulted in the 1995 decrease in cost of gas sold. Cost of gas sold per thousand cubic feet for 1995 decreased from 1994 by $.31 (12%). MichCon continues its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices. To mitigate risk related to spot market prices, MichCon has filed a proposal with the MPSC to change its supply strategy to purchase approximately two-thirds of its gas under contracts that tie purchase prices to spot market prices and to purchase the remainder under fixed price contracts. MichCon expects approval of this proposal during the second quarter of 1997.

     As previously discussed, cost of gas is affected by variations in lost gas amounts. Lost gas costs for 1996 and 1995 increased by $6.6 million and $8.5 million respectively.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses for 1996 declined slightly from 1995. Increased uncollectible gas accounts expense of $13.6 million combined with additional expenses related to the transfer of the Michigan pipeline operations from MCN to MichCon were offset by decreased benefit costs, primarily pension and retiree health care costs, of $6.8 million and a decrease of $16.1 million in expense related to the conservation program, which was discontinued as noted above in "Other Operating Revenues." Uncollectible gas accounts were driven higher by last winter's colder temperatures and rising gas prices which significantly increased customers' heating bills. The impact of higher heating bills was worsened by a reduction and delay in the home heating assistance funding obtained by low-income customers. Operation and maintenance expenses decreased during 1995 due to lower benefit costs, primarily pension and retiree health care costs, combined with management's efforts to reduce operating costs.

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year and had proposed to eliminate all funding in future years.
The State of Michigan's share of LIHEAP funds was reduced from $78 million in fiscal year 1995 to $47.5 million in 1996. The problem was further impacted by the late receipt of funding by the State of Michigan. Due to this delay, many of MichCon's customers who would have been eligible for assistance did not file. During 1996 and 1995, $10.1 million and $27.3 million in LIHEAP funds assisted approximately 74,000 and 112,000 MichCon customers, respectively. During October 1996, the President signed an Omnibus Spending Bill passed by Congress that provided for $1 billion in federal LIHEAP funding for 1997, an increase of $100 million over 1996 levels. During February 1997, the President released his proposed budget which provides for federal LIHEAP funding at $1 billion annually through fiscal year 2002. A portion of any future increase or decrease in funding may impact MichCon's uncollectible accounts. MichCon is currently working with federal and state officials to identify ways to obtain energy assistance for low-income customers from other venues, and is taking actions to minimize the impact a reduction in LIHEAP funds would have on MichCon's financial statements.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



DEPRECIATION AND DEPLETION

     The increases in depreciation and depletion in both 1996 and 1995 are due to higher plant balances reflecting capital expenditures of $593.9 million over the past three years. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon has filed an application with the MPSC to lower its depreciation rates which could partially offset the anticipated increase in depreciation expense in 1997 and future years.

PROPERTY AND OTHER TAXES

     Property and other taxes increased in 1996 reflecting an increase in property taxes due to higher property balances. The decrease in 1995 was due mainly to a decrease in Michigan single business taxes, resulting from favorable amendments to the Michigan tax law.

OTHER INCOME AND DEDUCTIONS

     Interest on long-term debt increased in 1996 and 1995 as a result of the average amount of long-term debt outstanding increasing $72.6 million and $95.7 million respectively. The increase in interest on long-term debt in 1996 was offset by a slight decrease in the weighted average interest rate. The increases in long-term debt outstanding were the result of issuing first mortgage bonds in the aggregate of $70 million in both 1996 and 1995, and $80 million in 1994.

     The decrease in 1996 other deductions is primarily due to an increase in the capitalization of the cost of funds used during construction resulting from higher construction balances.

INCOME TAX PROVISION

     Income taxes for 1996 remained consistent with 1995 despite the increase in earnings due to a decrease in excess book depreciation over tax depreciation and an increase in the favorable resolution of prior year tax issues. Income taxes increased in 1995 primarily as a result of earnings. In addition, excess book depreciation over tax depreciation rose in 1995 contributing to the increase in 1995 income taxes. Income taxes were reduced by $3.4 million, $1.3 million and $3.9 million during 1996, 1995 and 1994, respectively, due to the favorable resolution of prior years' tax issues.

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

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating one of these sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and long-term ground water monitoring. More extensive investigations are underway at seven sites.

     In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

     MichCon employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MichCon has notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites, and is pursuing its claims against these carriers. In 1996, MichCon received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. The findings of these investigations indicate that the estimated total expenditures for investigation and remedial activities at all 16 former MGP sites will be between $30 million and $170 million based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32 million during 1995.

     During 1996, 1995 and 1994, MichCon spent $0.9 million, $2.1 million and $0.6 million, respectively, investigating these former MGP sites. At December 31 1996, the reserve balance is $34.6 million, of which $2.6 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial actions costs and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities decreased $56.5 million in 1996 from 1995 and decreased $15.9 million in 1995 compared to 1994. These decreases were due primarily to higher working capital requirements, partially offset by higher net income, after adjusting for depreciation and deferred taxes. Operating cash flows were sufficient for the payment of cash dividends on common and preferred stock and a portion of capital investments.

FINANCING ACTIVITIES

     During the latter part of the year, short-term debt is generally incurred to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. Commercial paper of $238.3 million was outstanding as of December 31, 1996.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     In May 1996, MichCon issued first mortgage bonds totaling $70 million under its existing shelf registration. The proceeds were used to repay short-term obligations, finance MichCon capital expenditures and for general
corporate purposes.   During the fourth quarter of 1996, MichCon filed a shelf
registration with the Securities and Exchange Commission for the issuance of up to $260 million which will allow it to issue, in conjunction with its remaining existing shelf registration, up to $300 million of debt securities over the next several years. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

     MichCon issued $70 million and $80 million of first mortgage bonds in 1995 and 1994, respectively. The 1995 proceeds were used to repay short-term obligations, to finance capital expenditures and for general corporate purposes. The 1994 proceeds were used to repay short-term obligations and for general corporate purposes.

     During 1996, MichCon renewed its Trust Demand Note program which allows it to borrow up to $25 million through March 1997. Borrowings of $25 million were outstanding as of December 31, 1996.

     The following table sets forth the ratings for securities issued by
MichCon:

--------------------------------------------------------------------------------
                                   Standard           Duff &
                                   & Poors   Moody's  Phelp's  Fitch
                                   --------  -------  -------  -----
Commercial paper ..............       A1       P1       D1      F1
Long-term debt ..................     A        A2       A+       A
--------------------------------------------------------------------------------

These ratings are considered investment grade by each rating agency.

     MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. At December 31, 1996, the common equity ratio was 51.2% of total capitalization.

INVESTING ACTIVITIES

     MichCon's capital expenditures for 1996 totaled $212.7 million. This amount represents a decrease of $23.1 million compared to 1995. Capital expenditures in 1995 increased by $90.4 million over 1994. Capital expenditures primarily represent the construction of transportation pipelines, the construction of new distribution lines to reach communities not previously served by MichCon, and improvements to existing storage and transmission systems.

     MichCon's capital requirements for 1997 are anticipated to be approximately $175 million for capital investments. These investments will be made to add new customers, develop new gas transportation markets, make improvements to existing storage and transmission systems and to improve its information systems. These capital requirements and general financial market conditions will affect the timing and amount of future debt issuances.

     In January 1996, MichCon began construction of a 59-mile loop of its existing Milford to Belle River Pipeline. The pipeline was completed in January 1997 at a cost of approximately $85 million. The pipeline will improve the overall reliability and efficiency of MichCon's gas storage and transmission system by serving as a back-up means of transportation in the event of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's system.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

OUTLOOK

     The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

     MichCon's strategy is to become the dominant provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices. Revenue growth will be achieved through the expansion of MichCon's 1.2 million residential, commercial and industrial customer base. MichCon expects to provide natural gas to approximately 23,000 new customers in 1997. MichCon's market share for residential heating customers in the communities in which it serves is approximately 85%. While this saturation rate is high, significant opportunities exist through conversion of existing homes as well as from new construction. MichCon continues to expand the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment as well as by developing new natural gas technologies.

     Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon and The Detroit Edison Company are exploring opportunities to share the cost of common, duplicative functions, including billing, meter reading, payment processing and underground facilities locating.

     MichCon continues to focus on challenges and opportunities resulting from increased competition with other natural gas distribution companies and other energy providers. The MPSC is reviewing various plans which outline major reforms to Michigan's utility regulatory process aimed at giving all customers added choices and thereby increasing competition. MichCon and other Michigan gas utilities will implement pilot transportation service programs in 1997 for small commercial and residential customers. Under MichCon's two-year program, 47,000 customers in the pilot territory will have the opportunity to select alternative natural gas suppliers beginning in April 1997. This option has been available to MichCon's larger commercial customers for several years. MichCon currently generates its earnings on delivery related services, and generally generates no earnings on the gas-supply portion of operations. Therefore, a customer's selection of an alternative supplier is expected to be essentially earnings-neutral. However, the overall package of regulatory changes connected with the gas industry restructuring will not be earnings-neutral, but is expected to generate additional revenue opportunities as the restructuring advances. MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a high level of customer satisfaction. MichCon remains focused on these goals in 1997 and beyond.

     As described in Note 7 to the consolidated financial statements, MichCon complies with the provisions of Statement of Financial Accounting Standards, No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." In the event MichCon determines it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash increase to net income of approximately $50 million. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts MichCon's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. MichCon periodically reviews these criteria to ensure that the continuing

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, MichCon believes that its regulatory assets are probable of future recovery.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Although certain aspects of SFAS 125 have been delayed, the effective date for most of its provisions remains January 1, 1997. MichCon has analyzed the impacts of adopting SFAS 125 and expects that it will have no impact on MichCon's financial statements.

     During 1996 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" which provides guidance on the issues present in the recognition, measurement, display and disclosure of environmental remediation liabilities. MichCon does not expect the 1997 adoption of this pronouncement to have a material impact on MichCon's financial statements.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                                  Page
                                                                                  ----
Consolidated Statement of Income ...............................................  22

Consolidated Statement of Financial Position ...................................  23

Consolidated Statement of Capitalization .......................................  24

Consolidated Statement of Cash Flows ...........................................  25

Notes to the Consolidated Financial Statements .................................  26

Independent Auditors' Report ...................................................  42

Supplementary Financial Information - Quarterly Operating Results (Unaudited) ..  43

Financial Statement Schedule for each of the three years in the period ended
 December 31, 1996, unless otherwise noted-
  Schedule II - Valuation and Qualifying Accounts ..............................  44

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME



Year ended December 31,                                                   1996              1995              1994
-----------------------------------------------                     ----------            ----------      ---------
(Thousands of Dollars)                                  Note(s)
Operating Revenues
  Gas Sales . . . . . . . . . . . . . . . . . .                     $1,085,845             $ 917,180      $ 954,760
  Transportation and storage services . . . . .            11          137,737               121,130        113,027
  Other . . . . . . . . . . . . . . . . . . . .                         35,203                42,503         43,891
                                                                    ----------             ---------      ---------
    Total Operating Revenues  . . . . . . . . .                      1,258,785             1,080,813      1,111,678
                                                                    ----------             ---------      ---------

Operating Expenses
  Cost of gas . . . . . . . . . . . . . . . . .                        636,594               483,962        529,426
  Operation and maintenance . . . . . . . . . .            11          294,281               294,424        313,575
  Depreciation and depletion  . . . . . . . . .                         98,147                89,128         84,230
  Property and other taxes  . . . . . . . . . .                         61,762                57,012         58,129
                                                                    ----------             ---------      ---------
    Total operating expenses  . . . . . . . . .                      1,090,784               924,526        985,360
                                                                    ----------             ---------      ---------

Operating Income  . . . . . . . . . . . . . . .                        168,001               156,287        126,318
                                                                    ----------             ---------      ---------

Equity in Earnings of Joint Ventures  . . . . .                            886                   739          1,043
                                                                    ----------             ---------      ---------

Other Income and (Deductions)
  Interest income . . . . . . . . . . . . . . .                          3,900                 3,983          4,064
  Interest on long-term debt  . . . . . . . . .                        (40,703)              (35,047)       (27,554)
  Other interest expense  . . . . . . . . . . .                         (8,012)               (7,053)        (9,093)
  Minority interest . . . . . . . . . . . . . .             5             (988)                    -              -
  Other . . . . . . . . . . . . . . . . . . . .                         (1,756)               (6,182)        (5,071)
                                                                    ----------             ---------      ---------
    Total other income and (deductions) . . . .                        (47,559)              (44,299)       (37,654)
                                                                    ----------             ---------      ---------

Income Before Income Taxes . . . . . . . . . . .                       121,328               112,727         89,707
Income Tax Provision . . . . . . . . . . . . . .           12           41,486                41,004         29,839
                                                                    ----------             ---------      ---------
Net Income . . . . . . . . . . . . . . . . . . .                        79,842                71,723         59,868
Dividends on Preferred Stock . . . . . . . . . .                            18                   235            481
                                                                    ----------             ---------      ---------
Net Income Available for Common Stock  . . . . .                    $   79,824             $  71,488      $  59,387
                                                                    ==========             =========      =========

The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


December 31                                                                         1996            1995
-------------------------------------------------------                          ---------        ---------
(Thousands of Dollars)                                               Note(s)
ASSETS
 CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          $   10,010      $    8,469
  Accounts receivable, less allowance for doubtful accounts of
    $17,707 and $13,250, respectively . . . . . . . . . . . . . . . .             169,436         175,103
  Accrued unbilled revenues . . . . . . . . . . . . . . . . . . . . .             107,377          91,134
  Gas in inventory  . . . . . . . . . . . . . . . . . . . . . . . . .       2      67,910          40,191
  Property taxes assessed applicable to future periods                             60,592          56,949
  Accrued gas cost recovery revenues  . . . . . . . . . . . . . . . .       7      27,672               -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23,025          32,498
                                                                               ----------      ----------
                                                                                  466,022         404,344
                                                                               ----------      ----------
 DEFERRED CHARGES AND OTHER ASSETS
  Investment in and advances to joint ventures. . . . . . . . . . . .              19,479          20,318
  Deferred postretirement benefit costs . . . . . . . . . . . . . . .   7, 9b       4,863          12,372
  Deferred environmental costs  . . . . . . . . . . . . . . . . . . .   6b, 7      28,233          32,000
  Prepaid benefit costs . . . . . . . . . . . . . . . . . . . . . . .       9      64,307          25,438
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              50,206          42,061
                                                                               ----------      ----------
                                                                                  167,088         132,189
                                                                               ----------      ----------

 PROPERTY, PLANT AND EQUIPMENT, at cost   . . . . . . . . . . . . . .       8   2,668,294       2,413,120
 Less - Accumulated depreciation and depletion. . . . . . . . . . . .           1,243,060       1,151,160
                                                                               ----------      ----------
                                                                                1,425,234       1,261,960
                                                                               ----------      ----------
                                                                               $2,058,344      $1,798,493
                                                                               ==========      ==========

LIABILITIES AND CAPITALIZATION
 CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          $  130,725      $  108,208
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         4   265,126         196,635
  Current portion of long-term debt, capital lease obligations
    and redeemable cumulative preferred stock . . . . . . . . . . . .     3b, 8    53,232           3,969
  Federal income, property and other taxes payable. . . . . . . . . .              84,788          85,195
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . .              12,860          11,531
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              63,309          64,587
                                                                               ----------      ----------
                                                                                  610,040         470,125
                                                                               ----------      ----------
 DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . . . . . .        12    76,523          61,146
  Unamortized investment tax credit . . . . . . . . . . . . . . . . .         7    34,588          36,437
  Tax benefits amortizable to customers . . . . . . . . . . . . . . .         7   116,313         114,487
  Accrued postretirement benefit costs  . . . . . . . . . . . . . . .        9b         -          12,661
  Accrued environmental costs . . . . . . . . . . . . . . . . . . . .        6b    32,000          32,000
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .         5    17,604               -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              43,954          65,252
                                                                               ----------      ----------
                                                                                  320,982         321,983
                                                                               ----------      ----------



  COMMITMENTS AND CONTINGENCIES                                            6, 8

  CAPITALIZATION (see accompanying statement)
    Long-term debt, including capital lease obligations               3a, 8, 10   550,318         516,564
    Common shareholder's equity . . . . . . . . . . . . . . . . . . .             577,004         489,821
                                                                               ----------      ----------
                                                                                1,127,322       1,006,385
                                                                               ----------      ----------
                                                                               $2,058,344      $1,798,493
                                                                               ==========      ==========


   The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CAPITALIZATION

Year Ended December 31                                                                          1996            1995        1994
--------------------------------------------------------                                     ----------      ----------  ----------
(Thousands of Dollars)                                                             Note(s)
LONG-TERM DEBT, excluding current requirements                                      3a, 10
  First Mortgage Bonds, interest payable semi-annually
    6.25 % series due 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .             $        -     $   50,000  $   50,000
    6.3 % series due 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20,000         20,000           -
    6.51 % series due 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 30,000              -           -
    5.75 % series due 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 60,000         60,000      60,000
    8 % series due 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 70,000         70,000      70,000
    6.72 % series due 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,150          4,150           -
    6.8 % series due 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 15,850         15,850           -
    9.125 % series due 2004. . . . . . . . . . . . . . . . . . . . . . . . . . .                 55,000         55,000      55,000
    7.15 % series due 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 40,000              -           -
    8.25 % series due 2014 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 80,000         80,000      80,000
    9.5 % series due 2019  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,000          5,000       5,000
    7.5 % series due 2020  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 29,812         30,000           -
    9.5 % series due 2021  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 40,000         40,000      40,000
    6.75 % series due 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17,782         18,416      19,109
    7 % series due 2025  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 40,000         40,000      40,000
    Unamortized discount . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,349)        (1,390)     (1,508)
  Unsecured Notes - 9.750 % series due 2000
    interest payable semi-annually . . . . . . . . . . . . . . . . . . . . . . .                 12,000         12,000      12,000
  Long-term capital lease obligations. . . . . . . . . . . . . . . . . . . . . .    8            13,757         15,168      16,459
  Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5            18,316          2,370       2,269
                                                                                             ----------     ----------  ----------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                550,318        516,564     448,329
                                                                                             ----------     ----------  ----------
PREFERENCE STOCK, par value $1 per share -
  authorized 4,000,000 shares, outstanding - none

REDEEMABLE CUMULATIVE PREFERRED STOCK, excluding current requirements, par value $1 per share - authorized 7,000,000 shares, outstanding none,
  104,732 and 224,732 shares, respectively, $2.05 Series   . . . . . . . . . . .    3b                -              -       2,618
                                                                                             ----------     ----------  ----------
COMMON SHAREHOLDER'S EQUITY
  Common Stock, par value $1 per share - authorized, for
    all periods, 15,100,000 shares; issued 10,300,000 shares . . . . . . . . . .                 10,300         10,300      10,300
                                                                                             ----------     ----------  ----------
  ADDITIONAL PAID-IN CAPITAL
    Balance - beginning of period  . . . . . . . . . . . . . . . . . . . . . . .                211,777        204,777     203,616
    Equity investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3c, 5        18,622          7,000       1,161
                                                                                             ----------     ----------  ----------
    Balance - end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .                230,399        211,777     204,777
                                                                                             ----------     ----------  ----------
  RETAINED EARNINGS
    Balance - beginning of period  . . . . . . . . . . . . . . . . . . . . . . .                267,744        202,756     151,869
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 79,842         71,723      59,868
    Cash dividends declared:
      Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (11,263)        (6,500)     (8,500)
      Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (18)          (235)       (481)
                                                                                             ----------     ----------  ----------
    Balance - end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .                336,305        267,744     202,756
                                                                                             ----------     ----------  ----------
Total common shareholder's equity  . . . . . . . . . . . . . . . . . . . . . . .                577,004        489,821     417,833
                                                                                             ----------     ----------  ----------
Total capitalization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,127,322     $1,006,385  $  868,780
                                                                                             ==========     ==========  ==========



The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



Year ended December 31,                                                                    1996        1995        1994
------------------------------------------------------------------------                   -----      ------      ------
(Thousands of Dollars)                                                    Note(s)
Cash Flow from Operating Activities
  Net income  . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . .      $  79,842   $  71,723   $  59,868
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income  . . . . . . . . . . . . . . . . . . . . . . . . .         98,147      89,128      84,230
        Charged to other accounts. . . . . . . . . . . . . . . . . . . . . . . . .          7,579       7,318       7,229
      Deferred income taxes - current  . . . . . . . . . . . . . . . . . . . . . .          4,963       9,739     (16,599)
      Deferred income taxes and investment tax credit - net  . . . . . . . . . . .   12     6,999       6,474      (8,795)
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,629)        878        (297)
      Changes in assets and liabilities, exclusive of changes
        shown separately . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (93,207)    (27,033)     48,532
                                                                                        ---------   ---------   ---------
          Net cash provided from operating activities  . . . . . . . . . . . . . .        101,694     158,227     174,168
                                                                                        ---------   ---------   ---------

Cash Flow from Financing Activities
  Notes payable - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4      68,491      28,178     (91,847)
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .  3a     69,645      68,764      78,620
  Cash dividend paid:
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,263)     (6,500)     (8,500)
    Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (54)       (276)       (522)
  Retirement of long-term debt and preferred stock . . . . . . . . . . . . . . . .  3b     (6,384)     (4,757)     (4,809)
  Equity investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,614       7,000       1,161
                                                                                        ---------   ---------   ---------
          Net cash provided from (used for) financing activities . . . . . . . . .        122,049      92,409     (25,897)
                                                                                        ---------   ---------   ---------
Cash Flow from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (212,668)   (235,767)   (145,421)
  Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,534)     (7,705)     (3,968)
                                                                                        ---------   ---------   ---------
          Net cash used for investing activities . . . . . . . . . . . . . . . . .       (222,202)   (243,472)   (149,389)
                                                                                        ---------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . . . .          1,541       7,164      (1,118)
Cash and Cash Equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . .          8,469       1,305       2,423
                                                                                        ---------   ---------   ---------
Cash and Cash Equivalents, December 31 . . . . . . . . . . . . . . . . . . . . . .      $  10,010   $   8,469   $   1,305
                                                                                        =========   =========   =========
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
    Accounts receivable - net. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   7,807   $ (37,782)  $  27,936
    Accrued/deferred gas cost recovery revenues. . . . . . . . . . . . . . . . . .        (28,250)    (18,495)     23,696
    Accrued unbilled revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,243)     (8,901)     17,983
    Gas in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27,719)     37,652     (42,744)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,401      27,537     (12,080)
    Federal income, property and other taxes payable . . . . . . . . . . . . . . .         (2,424)       (611)     25,263
    Other current assets and liabilities . . . . . . . . . . . . . . . . . . . . .          2,669     (11,059)    (16,747)
    Deferred and prepaid benefit costs . . . . . . . . . . . . . . . . . . . . . .        (44,021)    (20,471)     24,406
    Other deferred assets and liabilities. . . . . . . . . . . . . . . . . . . . .         (6,427)      5,097         819
                                                                                        ---------   ---------   ---------
                                                                                        $ (93,207)  $ (27,033)  $  48,532
                                                                                        =========   =========   =========
Supplemental Disclosures
  Cash paid for:
    Interest, net of amounts capitalized . . . . . . . . . . . . . . . . . . . . .      $  45,896   $  40,037   $  34,863
                                                                                        =========   =========   =========
    Federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  31,927   $  30,874   $  41,786
                                                                                        =========   =========   =========
  Noncash financing activities:
    Transfer of pipeline net assets from MCN . . . . . . . . . . . . . . . . . . .  5   $  17,008   $       -    $      -
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

        Forty-six percent of MichCon's labor force is covered by collective bargaining agreements, with the earliest agreements set to expire in December 1997. Twenty-eight percent of the Company's labor force is covered under the earlier agreements.

   PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities.

   BASIS OF PRESENTATION

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications have been made to prior years' statements to conform with the 1996 presentation.

   REVENUES AND COST OF GAS

        MichCon accrues revenues for gas service provided but unbilled at month end. Annual gas cost recovery (GCR) proceedings before the MPSC permit MichCon to recover the prudent and reasonable cost of gas sold. Any overcollection or undercollection of costs, including interest, will be reflected in future rates.

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

   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

        MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $5,233,000, $1,644,000 and $839,000 in 1996,
   1995 and 1994, respectively.

   DEPRECIATION AND DEPLETION

        MichCon provides depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 4.4% in 1996 and 1995, and 4.5% in 1994.

   FINANCIAL INSTRUMENTS

        In order to manage interest rate exposure, MichCon and its subsidiaries engage in interest rate swap agreements that exchange fixed and variable rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. The difference to be paid or received on these swaps is accrued and recorded as an adjustment to interest expense over the life of the agreements.

   DEFERRED DEBT COSTS

        In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

   INCOME TAXES AND INVESTMENT TAX CREDIT

        Tax benefits amortizable to customers represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with SFAS No. 109, "Accounting for Income Taxes," as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized in accordance with the regulatory treatment over the life of the related plant, as the temporary differences reverse.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




   CONSOLIDATED STATEMENT OF CASH FLOWS

        MichCon considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This statement requires expanded disclosures about stock-based employee compensation and encourages a fair value based method of accounting for such compensation for fiscal years beginning after December 15, 1995. The statement supersedes Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but allows continued application of the intrinsic value based method of accounting prescribed by APB 25. During the fourth quarter of 1996, MichCon adopted the recommended fair value based method of accounting for its stock-based compensation plans, effective January 1, 1996. Due to the immaterial effect of adoption, prior periods have not been restated.

2. GAS IN INVENTORY

   Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1996, the replacement cost exceeded the $67,910,000 LIFO cost by $240,442,000 and at December 31, 1995, the replacement cost exceeded the $40,191,000 LIFO cost by $135,635,000. MichCon's current GCR tariff provisions prevent MichCon from retaining any benefits from a lower cost of gas sold resulting from liquidating its LIFO inventory. MichCon's LIFO inventory balance was 73.6 Bcf and 64.2 Bcf as of December 31, 1996 and 1995, respectively.

   A portion of gas in underground storage used as a pressure base is included in "Property, Plant and Equipment" in the amount of $32,792,000 at December 31, 1996 and 1995.

3. CAPITALIZATION

   A.   LONG-TERM DEBT

        Substantially all of the net properties of MichCon in the approximate amount of $1,100,000,000 are pledged as security for the payment of outstanding first mortgage bonds.

        MichCon has a variable interest rate swap agreement through April 2000 on $12,000,000 of unsecured notes which has effectively reduced the cost of this debt from 9.8% to 5.7% for the year ended December 31, 1996. A subsidiary of MichCon has an interest rate swap agreement on the $17,600,000 outstanding balance of its project loan agreement at December 31, 1996, which effectively fixes the interest rate at 7.5% through February 2003.

             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




   Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1996, are $51,821,000 in 1997, $21,823,000 in 1998, $51,825,000 in 1999, $33,827,000 in 2000, and
   $21,829,000 in 2001.

   B.   REDEEMABLE CUMULATIVE PREFERRED STOCK

        At December 31, 1995, 104,732 shares of Redeemable Cumulative Preferred Stock, $2.05 Series were outstanding. During January 1996, MichCon redeemed all outstanding shares at the sinking fund redemption price of $25 per share.

   C.   ADDITIONAL CAPITAL

        During 1995, MCN Corporation, doing business as MCN Energy Group Inc.
   (MCN), invested $7,000,000 in MichCon as a capital contribution.

4. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

   During 1996, MichCon increased its credit lines by $50,000,000 to allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1996 and 1995, totaled $238,251,000 and $194,760,000, respectively, at weighted average interest rates of 5.5% and 5.7%, respectively. This debt is classified as short-term based upon management's intent to repay it within one year. Fees are paid to compensate banks for lines of credit.

   During 1996, MichCon renewed its Trust Demand Note program which allows MichCon to borrow up to $25,000,000 through March 1997. At December 31, 1996, borrowings of $25,000,000 were outstanding under this program at an interest rate of 5.9%. No borrowings were outstanding at December 31, 1995.

5. TRANSFER OF SUBSIDIARIES

   In January 1996, MCN's Michigan pipeline operations were transferred, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Net assets transferred to MichCon totaled approximately $18,622,000 including cash of $1,614,000 and long-term debt of $17,600,000. The contribution from these pipeline operations to MichCon's consolidated net income was approximately $626,000 for the year ended 1996. The pipeline operations have investments in certain partnerships. Outside partners have interests in these partnerships ranging from 17% to 54%.

             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




6. COMMITMENTS AND CONTINGENCIES

   A.   GUARANTY

        A subsidiary of MichCon and an unaffiliated corporation have formed a series of partnerships which are engaged in the construction and development of a residential community on the Detroit riverfront (Harbortown). One of the partnerships obtained $12,000,000 of tax-exempt financing due June 2004 through the Michigan State Housing Development Authority. Both partners and their parent corporations have issued guaranties for the full amount of this financing and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

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

        MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating one of these sites. The remedy consists of limited excavation and disposal of soils, a new soil cover and long-term ground water monitoring. More extensive investigations are underway at seven sites.

        In 1984, MichCon established an $11,700,000 reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

        MichCon employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites and is pursuing its claims against these carriers. In 1996, MichCon received payments from certain insurance carriers and expects additional insurance recoveries over the next several years. The findings of these investigations indicate that the estimated total expenditures for investigation and remedial activities at all 16 former MGP sites will be between $30,000,000 to $170,000,000 based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32,000,000 during 1995.

             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




        During 1996, 1995, and 1994, MichCon spent $900,000, $2,100,000 and
   $600,000, respectively, investigating and remediating these former MGP sites. At December 31, 1996, the reserve balance is approximately $34,576,000, of which $2,576,000 is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

   C.   COMMITMENTS

        MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchase prices under these contracts are determined by formulas based on market prices. In 1997, MichCon has firm purchase commitments for approximately 132 Bcf of gas. The Company expects that sales will exceed its minimum purchase commitments. To ensure that there is sufficient flexibility to obtain the lowest cost natural gas supplies in the future, MichCon continues its policy of reducing the length of its gas purchase contracts to no more than one year. This will ensure that MichCon's supply portfolio is compatible with the market at any point in time. MichCon has long-term transportation contracts with various interstate pipeline companies which expire on various dates through the year 2011. The Company is committed to pay demand charges of approximately $56,000,000 during 1997 related to firm purchase and transportation agreements. These demand charges are recoverable through the GCR mechanism.

        Capital investments for 1997 are estimated to be $175,000,000 and certain commitments have been made in connection therewith.

   D.   OTHER

        MichCon receives a significant amount of heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). During 1995, Congress reduced a substantial portion of the program's funding for the 1996 fiscal year and had proposed to eliminate all funding in future years. The State of Michigan's share of LIHEAP funds was reduced from $78,000,000 in fiscal year 1995 to $47,500,000 in 1996. During October
   1996, the President signed an Omnibus Spending Bill passed by Congress that provided for $1,000,000,000 in federal LIHEAP funding for 1997, an increase of $100,000,000 over 1996 levels. During February 1997, the President released his proposed budget which provides for federal LIHEAP funding at $1,000,000,000 annually through fiscal year 2002. A portion of any future increase or decrease in funding may impact MichCon's uncollectible accounts.

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




7.   REGULATORY MATTERS

   REGULATORY ASSETS AND LIABILITIES

        MichCon's operations are subject to the provisions SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, several regulatory assets and liabilities are recorded in MichCon's financial statements. Regulatory assets represent costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits which will flow through to customers as refunds or reduced rates. The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:



--------------------------------------------------------------------------------

(Thousands of Dollars)                                1996        1995
----------------------                              --------  ------------
Regulatory Assets:
  Deferred postretirement benefit costs (Note 9)..  $  4,863    $   12,372
  Unamortized loss on retirement of debt..........     9,237         9,773
  Accrued gas cost recovery revenues..............    27,672             -
  Environmental costs (Note 6b)...................    28,233        32,000
  Conservation program costs......................     2,908         7,792
  Other...........................................     1,681         6,242
                                                    --------    ----------
                                                    $ 74,594     $  68,179
                                                    ========    ==========
Regulatory Liabilities:
  Unamortized investment tax credit...............  $ 34,588    $   36,437
  Tax benefits amortizable to customers...........   116,313       114,487
  Refunds Payable.................................       405           728
                                                    --------    ----------
                                                    $151,306    $  151,652
                                                    ========    ==========

--------------------------------------------------------------------------------

     MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 as of December 31, 1996, it would have had an extraordinary, non-cash increase to net income of approximately $50,000,000. Management believes that evidence currently available supports the continued application of SFAS No. 71.

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

     The gross amount of assets recorded under capital leases and the related accumulated depreciation at December 31, 1996, are $26,887,000 and $11,719,000, respectively. The gross amount of assets and related accumulated depreciation at December 31, 1995, were $26,887,000 and $10,429,000, respectively.

     Minimum rental commitments under noncancelable leases at December 31, 1996 are as follows:






                                             Capital      Operating
(Thousands of Dollars)                       Leases        Leases
----------------------                      ---------  ------------
1997...................................     $   2,908      $  1,526
1998...................................         2,908         1,526
1999...................................         2,908         1,522
2000...................................         2,908         1,470
2001...................................         2,911         1,470
2002 and thereafter....................         7,560         1,048
                                            ---------      --------
Total minimum lease payments...........     $  22,103      $  8,562
                                                           ========
Less:  Amount representing interest....         6,935
                                            ---------
Present value of minimum lease payments     $  15,168
Less:  Current portion.................         1,411
                                            ---------
Long-term obligations..................     $  13,757
                                            =========

     Total minimum lease payments for capital and operating leases have not been reduced by future minimum sublease receipts of $8,793,000 under noncancelable subleases.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Capital and operating lease payments for the years ended December 31 consist of the following:

--------------------------------------------------------------------------------

(Thousands of Dollars)                  1996             1995        1994
----------------------                --------         --------    --------
Capital lease expense:
  Depreciation expense.......         $  1,290         $  1,167    $  1,056
  Interest expense...........            1,618            1,741       1,853
                                      --------         --------    --------
    Total capital
     lease expense...........         $  2,908         $  2,908    $  2,909
                                      ========         ========    ========
    Operating lease expense..         $  3,102         $  3,241    $  2,400
                                      ========         ========    ========

--------------------------------------------------------------------------------

9. RETIREMENT BENEFITS

   A.   PENSION PLAN BENEFITS

        MichCon participates in separate defined benefit retirement plans for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on the employee's compensation and years of credited service. MichCon's funding policy is to fund each year's actuarially determined funding requirements of the plans, subject to regulations issued by the Internal Revenue Service. Currently, these plans meet the full funding limitations of the Internal Revenue Code.
   Accordingly, no contributions for the 1996, 1995 or 1994 plan years were made and none are expected to be made for the 1997 plan year.

        Net pension cost for these plans included the following components:


--------------------------------------------------------------------------------

(Thousands of Dollars)                                  1996           1995            1994
----------------------                              -----------    ------------    -----------
Service cost - benefits earned during the period    $   10,400     $     8,735     $   12,267
Interest cost on projected benefit obligation...        33,262          31,197         29,742
Net amortization and deferral...................        15,675          64,435        (59,427)
Actual (return) loss on plan assets.............       (78,260)       (121,508)        15,101
                                                       -------     -----------     ----------
Net pension credit..............................    $  (18,923)    $   (17,141)    $   (2,317)
                                                    ==========     ===========     ==========

--------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




        The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as prepaid pension cost in the Consolidated Statement of Financial Position:



(Thousands of Dollars)                                              1996               1995
----------------------                                          ------------     --------------
    Measurement date.........................................      OCTOBER 31      October 31
    Actuarial present value of:
     Accumulated vested benefit obligation...................      $   349,809     $   350,657
     Accumulated nonvested benefit obligation................           27,280          31,914
                                                                   -----------     -----------
      Total accumulated benefit obligation...................      $   377,089     $   382,571
                                                                   ===========     ===========
    Projected benefit obligation for service rendered to date      $   430,100     $   443,490
    Plan assets at measurement date..........................          707,987         657,044
                                                                   -----------     -----------
    Plan assets in excess of projected benefit obligation....          277,887         213,554
    Unrecognized net asset at transition.....................          (39,702)        (44,695)
    Unrecognized prior service cost..........................           (1,602)         (1,765)
    Unrecognized net gain....................................         (192,221)       (141,656)
                                                                   -----------     -----------
    Prepaid pension cost recognized in the Consolidated
     Statement of Financial Position.........................      $    44,362     $    25,438
                                                                   ===========     ===========

     In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 8.0% for 1996 and 7.5% for 1995. The rate of increase in future compensation levels used was 5.0% for 1996 and 1995. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.25%, 9.0% and 7.5% for 1996, 1995 and 1994, respectively.

     MichCon also sponsors several defined contribution pension plans. Participation in one of these plans is available to substantially all union and non-union employees. Company contributions to these plans are based upon salary and the matching of employee contributions up to certain predefined limits. The cost of these plans was $5,300,000 in 1996, $5,200,000 in 1995, and $5,100,000 in 1994.

B.   OTHER POSTRETIREMENT BENEFITS

     MichCon provides certain health care and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. Upon adoption in 1993 of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," MichCon deferred postretirement costs in excess of claims paid (including the amortization of the initial transition obligation) until January 1994 when new rates to recover such costs became effective. The deferred costs are being amortized over 1994 through 1997.

     MichCon's policy is to fund its postretirement benefit costs to the extent such amounts are recoverable in rates. Separate qualified Voluntary Employees' Beneficiary Association (VEBA)

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   trusts exist for union and nonunion employees. Funding to the VEBA trusts totaled $41,600,000, $27,300,000 and $8,300,000 in 1996, 1995 and 1994,
   respectively. The expected weighted average long-term rate of return on plan assets, which are invested in life insurance policies, equity securities and fixed income securities, was 9.1% for 1996 and 8.9% for 1995.

        Net postretirement cost for the years ended December 31, includes the following components:


--------------------------------------------------------------------------------

(Thousands of Dollars)                                1996             1995         1994
----------------------                              ----------       ---------    ---------
Service cost - benefits earned during the period    $    4,259       $  5,017     $   7,464
Interest cost on accumulated benefit obligation.        16,395         18,315        21,139
Amortization of transition obligation...........        13,391         13,528        14,207
Net amortization and deferral...................        (1,915)         7,445        (2,607)
Actual (return) loss on plan assets                    (12,230)       (15,634)          489
                                                    ----------       --------     ---------
                                                        19,900         28,671        40,692
Regulatory adjustment...........................         7,509          7,515         5,303
                                                    ----------       --------     ---------
Net postretirement cost.........................    $   27,409       $ 36,186     $  45,995
                                                    ==========       ========     =========

--------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




        The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:


----------------------------------------------------------------

(Thousands of Dollars)                                             1996                 1995
----------------------                                         -----------          ------------
Measurement Date.............................................   OCTOBER 31            October 31
Accumulated postretirement benefit obligation:
 Retirees....................................................  $   138,753           $   154,967
 Fully eligible active participants..........................       25,346                27,516
 Participants with less than 30 years of service.............       53,784                63,084
                                                               -----------           -----------
                                                                   217,883               245,567
Plan assets at measurement date..............................      126,282                74,052
                                                               -----------           -----------
Accumulated postretirement benefit obligation in excess
 of plan assets..............................................      (91,601)             (171,515)
Unrecognized transition obligation...........................      214,119               227,510
Unrecognized net gain........................................     (109,625)              (74,752)
Contributions and adjustments made after measurement date....        7,052                 6,096
                                                               -----------           -----------
Accrued postretirement asset (liability) recognized in the
 Consolidated Statement of Financial Position................  $    19,945           $   (12,661)
                                                               ===========           ===========

     The rate at which health care costs are assumed to increase is the most significant factor in establishing MichCon's postretirement benefit obligation. MichCon used a rate of 7% in 1996, and a rate that gradually declines each year until it stabilizes at 5% in 2003. A one percentage point increase in the assumed rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by 9% and increase the sum of the service cost and interest cost by 8% for the year then ended. The discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7.5% for 1996 and 1995, respectively.

10.  FINANCIAL INSTRUMENTS

     MichCon has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of fair value presented herein; therefore, the values are not necessarily indicative of the amounts that MichCon could realize in a current market exchange. The carrying amounts of certain financial instruments such as customer deposits, notes payable and notes receivable and advances are assumed to approximate the fair value due to the short-term nature of these items.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




     The carrying amount and the estimated fair value of other financial instruments consist of the following:


--------------------------------------------------------------------------------

(Thousands of Dollars)                                   1996                           1995
----------------------                       -----------------------------  -----------------------------
                                               CARRYING       ESTIMATED       Carrying       Estimated
                                                AMOUNT        FAIR VALUE       Amount        Fair Value
                                             -------------  --------------  -------------  --------------
Liabilities and Shareholders' Equity:
  Long-term debt, excluding capital
   lease obligations........................       536,561         567,011        501,396         543,642
  Redeemable cumulative preferred stock,
   including current portion................             -               -          2,618           2,684
Derivative Financial Instruments:
  Interest rate swap agreements
   with unrealized gains....................                         1,154                          1,778
   with unrealized losses...................                           294                              -

--------------------------------------------------------------------------------
The estimated fair values are determined based on the following:

   Long-term debt - interest rates available to MichCon for issuance of debt with similar terms and remaining maturities.

   Redeemable cumulative preferred stock - quoted market price on the New York Stock Exchange.

   Interest rate swap - the estimated amount that MichCon would receive or pay to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties and the fact that there is no similar market for the instrument.

   Guaranty - management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 6a) due to the nature of the related party transaction and the fact there is no similar market for the instrument.

   The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




11.  RELATED PARTY TRANSACTIONS

     MichCon enters into transactions with affiliated companies to sell transportation and storage services. MichCon purchased computer operations services from Genix, which was an affiliate until it was sold in June 1996. Under a service agreement with its parent company, MichCon receives various tax, financial and legal services. The following is a summary of transactions with the affiliated companies:

--------------------------------------------------------------------------------

(Thousands of Dollars)                     1996     1995     1994
----------------------                    -------  -------  -------
Storage and transportation sales........  $14,400  $11,100  $ 7,700
Purchase of computer operations services    6,800   15,300   15,700
Corporate expenses......................   15,700   15,561   14,098

--------------------------------------------------------------------------------

12. SUMMARY OF INCOME TAXES



--------------------------------------------------------------------------------

(Thousands of Dollars)                                    1996          1995               1994
----------------------                                   ------       -------             -------
Effective Federal Income Tax Rate.................         33.8%         36.4%              33.3%
                                                      =========       =======         ==========
Income taxes consist of:
 Current provision................................    $  31,318       $22,873         $   55,560
 Deferred provision...............................       12,018        19,988            (23,864)
 Investment tax credits...........................       (1,850)       (1,857)            (1,857)
                                                      ---------       -------         ----------
Total income taxes................................    $  41,486       $41,004         $   29,839
                                                      =========       =======         ==========
Reconciliation between statutory and actual
 income taxes:
Statutory federal income taxes at a rate of 35%...    $  42,465       $39,454         $   31,397
Adjustments to federal tax expense:
 Excess of book over tax depreciation.............        6,367         7,365              6,119
 Adjustments to federal income taxes provided in
  prior periods...................................       (3,368)       (1,343)            (3,888)
 Amortization of investment tax credit............       (1,850)       (1,857)            (1,857)
 Other - net......................................       (2,128)       (2,615)            (1,932)
                                                      ---------       -------          ----------
Total income taxes................................    $  41,486       $41,004          $   29,839
                                                      =========       =======          ==========



--------------------------------------------------------------------------------

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




     Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. The tax effect of temporary differences that gave rise to MichCon's deferred tax assets and liabilities consisted of the following:


--------------------------------------------------------------------------------

(Thousands of Dollars)                              1996     1995
----------------------                            --------  -------
Deferred tax assets:
 Uncollectibles..................................  $  6,130  $ 4,570
 Vacation accrual................................     3,355    3,150
 Other...........................................     1,010    2,003
                                                   --------  -------
Total deferred tax assets.......................     10,495    9,723
                                                   --------  -------
Deferred tax liabilities:
 Depreciation and other property related basis
  differences, net................................   62,443   54,340
 Property taxes..................................    11,040   13,333
 Postretirement benefit..........................     9,186    2,783
 Gas cost recovery undercollection...............     8,455    1,785
 Other...........................................     9,236    7,007
                                                   --------  -------
Total deferred tax liabilities..................    100,360   79,248
                                                   --------  -------
Net deferred tax liability......................     89,865   69,525
Less:  Net deferred tax  liability-current......     13,342    8,379
                                                   --------  -------
Net deferred tax liability-noncurrent...........   $ 76,523  $61,146
                                                   ========  =======

--------------------------------------------------------------------------------

     MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.

13.  STOCK INCENTIVE PLAN

     MCN's Stock Incentive Plan authorizes the use of performance units, restricted stock or other stock-related awards to key employees, primarily management. MichCon's current policy is to issue performance units which encourage a strategic focus on long-term performance and have a high employee retention value. The performance units are denominated in shares of MCN common stock and issued to employees based on total shareholder return over a six year period, as compared to a group of peer companies. The initial number of performance units granted is based on total shareholder return during the previous three year period. Participants receive dividend equivalents on the units granted. The initial grants will be adjusted upward or downward based on total shareholder return for the subsequent three-year period. The final awards are then payable in shares of MCN common stock, 50% of which must be retained by the recipient while employed by MichCon.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




     During February 1996, MichCon granted 122,669 performance units with a weighted-average grant date fair value of $24.625 per unit. During February 1995 and 1994, MichCon granted 191,500 and 94,700 performance units, respectively. In May 1996, MichCon modified its 1995 and 1994 performance units granted to allow limited acceleration in the vesting for a portion of the awards. As a result, the 1995 and 1994 awards also have been accounted for under the recognition provisions of SFAS No. 123 from the date of modification. The weighted average modification date fair value for both 1995 and 1994 awards was $24.875 per unit. Stock-based compensation cost recognized during 1996, 1995 and 1994 for all awards outstanding totaled $6,885,000, $7,919,000, and $4,101,000, respectively. At December 31, 1996, there were 2,773,788 MCN shares available to be issued under the Stock Incentive Plan.

INDEPENDENT AUDITORS' REPORT

Michigan Consolidated Gas Company:


We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

As discussed in Note 13 to the consolidated financial statements, in 1996 the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."


DELOITTE & TOUCHE LLP
Detroit, Michigan
February 7, 1997

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDARIES
                     SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Operating Results (Unaudited)

     Due to the seasonal nature of MichCon's business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.


                                             First       Second         Third        Fourth
                                            Quarter      Quarter       Quarter       Quarter
                                            -------      -------       -------       -------
1996
Operating Revenue                          $531,392     $222,327      $117,251       $387,815
Operating Income (loss)                     120,904       11,690       (18,630)        54,037
Net Income (loss)                            70,040          851       (18,437)        27,388
Net Income (loss) applicable
 to common stock                             70,022          851       (18,437)        27,388



1995
Operating Revenues                         $421,812     $184,968      $107,522       $366,511
Operating Income (loss)                      95,693        3,347        (9,096)        66,343
Net Income (loss)                            55,610       (3,448)      (13,328)        32,889
Net Income (loss) applicable
 to common stock                             55,536       (3,502)      (13,382)        32,836

                                                                     SCHEDULE II
               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

                        Column A                                    Column B                      Column C

                                                                                                 Additions
                                                                                    ------------------------------------
                                                                                           Provisions charged to
                                                                                    ------------------------------------
                                                                    Balance at                           Utility Plant/
                                                                    Beginning                              Regulatory
                       Description                                  of Period            Income               Asset
----------------------------------------------------              ------------       ------------      ------------------
Year Ended December 31, 1996

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  13,250           $  29,052             $       -
                                                                  =========           =========             ==========
Reserve included in Current Liabilities - Other
  and in Accrued Environmental Costs
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $  35,451           $       -             $       -
                                                                  =========           =========             ==========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   8,013           $   3,052             $     674
                                                                  =========           =========             ==========

Year Ended December 31, 1995

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  15,322           $  15,367             $       -
                                                                  =========           =========             ==========

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $   5,540           $       -             $  32,000
                                                                  =========           =========             ==========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   8,402           $   1,026             $     686
                                                                  =========           =========             ==========

Year Ended December 31, 1994

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  18,776           $  19,938             $       -
                                                                  =========           =========             ==========

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $   6,179           $       -             $       -
                                                                  =========           =========             ==========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   9,090           $   1,656             $     387
                                                                  =========           =========             ==========

                         Column A                                   Column D         Column E

                                                                   Deductions
                                                                  for Purposes
                                                                  for Which the      Balance
                                                                  Reserves Were      at End
                       Description                                  Provided        of Period
----------------------------------------------------             --------------   --------------
Year Ended December 31, 1996

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  24,595        $  17,707
                                                                  =========        =========
Reserve included in Current Liabilities - Other
  and in Accrued Environmental Costs
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $     875        $  34,576
                                                                  =========        =========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   2,557        $   9,182
                                                                  =========        =========

Year Ended December 31, 1995

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  17,439        $  13,250
                                                                  =========        =========

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $   2,089        $  35,451
                                                                  =========        =========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   2,101         $  8,013
                                                                  =========        =========

Year Ended December 31, 1994

Reserve deducted from Assets
  in Consolidated Statement of Financial Position:
    Allowance for doubtful accounts                               $  23,392         $ 15,322
                                                                  =========        =========

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing                                         $     639         $  5,540
                                                                  =========        =========

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages                                        $   2,731         $  8,402
                                                                  =========        =========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1. For a list of the financial statements included herein, see the section titled "Financial Statements and Supplementary Data", page 21 in Part II, Item 8 of this Report.

     2. For the financial statement schedule included herein, see the section titled "Financial Statements and Supplementary Data", page 21 in Part II, Item 8 of this Report.

        Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

     3. Exhibits, including those incorporated by reference:



EXHIBIT
NO.                      DESCRIPTION
-------                  -----------

3-1    Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31,
       1993 Form 10-Q).

3-2    By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1    MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944
       (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth
       Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989
       Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991
       (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
       Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form
       8-K); Thirty second Supplemental Indenture, dated January 1, 1993
       (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 5, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093);
       and Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit
       4-2 to Registration Statement No. 333-16285; Note - MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.


10-1   MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration
       Statement No. 33-21930-99).

10-2   Form of Employment Agreement (Exhibit 10-1 to MCN's March 31, 1990
       Form 10-Q).

10-3   MCN Corporation Annual Performance Plan (Exhibit 10-6 to MCN's 1993 Form
       10-K).

10-4   MCN Corporation Stock Incentive Plan (Exhibit 10-1 to MCN's March 31,
       1995 Form 10-Q).

10-5   MCN Executive Deferred Compensation Plan, as amended (Exhibit 10-1 to
       MCN's September 30, 1996 Form 10-Q).

10-6   MichCon Supplemental Death Benefit and Retirement Income Plan (Exhibit
       10-2 to MCN's September 30, 1996 Form 10-Q).


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------


10-7   MichCon Supplemental Retirement Plan (Exhibit 10-3 to MCN's September 30,
       1996 Form 10-Q).

10-8   MCN Mandatory Deferred Compensation Plan, as amended (Exhibit 10-11 to
       MCN's 1996 Form 10-K).

10-9   MCN Energy Group Inc. Supplemental Savings Plan (Exhibit 10-12 to MCN's
       1996 Form 10-K).

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

* Indicates document filed herewith.

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

                                MICHIGAN CONSOLIDATED GAS COMPANY
                                                (Registrant)

                                     By:     /s/ David R. Nowakowski
                                        --------------------------------------
                                                 David R. Nowakowski
                                         VICE PRESIDENT, CONTROLLER, TREASURER
                                              AND CHIEF ACCOUNTING OFFICER
                                                     FEBRUARY 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                      TITLE                               DATE
                                      -----                               ----

        *                     Director and Chairman                  February 28, 1997
-----------------------
  Alfred R. Glancy III

        *                     Director, President and Chief          February 28, 1997
-----------------------       Executive Officer
  Stephen E. Ewing

/s/ David R. Nowakowski       Vice President, Controller, Treasurer  February 28, 1997
-----------------------       and Chief Accounting Officer
 David R. Nowakowski

        *                     Director, Vice President               February 28, 1997
-----------------------       and Chief Financial Officer
Howard L. Dow III

               *              Director, Senior Vice President        February 28, 1997
-----------------------       Regional Operations
Carl J. Croskey

               *              Director                               February 28, 1997
-----------------------
William K. McCrackin

               *              Director                               February 28, 1997
-----------------------
  Daniel L. Schiffer

               *              Director, Senior Vice President        February 28, 1997
-----------------------       Process Development
John E. vonRosen

*By: /s/ David R. Nowakowski
----------------------------
  David R. Nowakowski
  Attorney-in-Fact

                                EXHIBIT INDEX

EXHIBIT
NO.                      DESCRIPTION
-------                  -----------

3-1    Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31,
       1993 Form 10-Q).

3-2    By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1    MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944
       (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth
       Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989
       Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991
       (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental
       Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form
       8-K); Thirty second Supplemental Indenture, dated January 1, 1993
       (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 5, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093);
       and Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit
       4-2 to Registration Statement No. 333-16285; Note - MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.


10-1   MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration
       Statement No. 33-21930-99).

10-2   Form of Employment Agreement (Exhibit 10-1 to MCN's March 31, 1990
       Form 10-Q).

10-3   MCN Corporation Annual Performance Plan (Exhibit 10-6 to MCN's 1993 Form
       10-K).

10-4   MCN Corporation Stock Incentive Plan (Exhibit 10-1 to MCN's March 31,
       1995 Form 10-Q).

10-5   MCN Executive Deferred Compensation Plan, as amended (Exhibit 10-1 to
       MCN's September 30, 1996 Form 10-Q).

10-6   MichCon Supplemental Death Benefit and Retirement Income Plan (Exhibit
       10-2 to MCN's September 30, 1996 Form 10-Q).

10-7   MichCon Supplemental Retirement Plan (Exhibit 10-3 to MCN's September 30,
       1996 Form 10-Q).

10-8   MCN Mandatory Deferred Compensation Plan, as amended (Exhibit 10-11 to
       MCN's 1996 Form 10-K).

10-9   MCN Energy Group Inc. Supplemental Savings Plan (Exhibit 10-12 to MCN's
       1996 Form 10-K).

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

* Indicates document filed herewith.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference. References are to MCN (File No. 1-10070) for MCN documents incorporated by reference.