Form 10-Q
period 1997-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1997-05-08
CIK 65632

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ------------------

                                   FORM 10-Q

(MARK ONE)


[X]         QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, or

[ ]             TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               --------------      ------------------

COMMISSION FILE NUMBER 1-7310

                       MICHIGAN CONSOLIDATED GAS COMPANY
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                           38-0478040
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  500 GRISWOLD STREET, DETROIT, MICHIGAN                      48226
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

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997:

               Common Stock, par value $.01 per share: 10,300,000


================================================================================

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997


                                                                     PAGE
                                                                    NUMBER



COVER .......................................................          i

INDEX .......................................................         ii

PART I  - FINANCIAL  INFORMATION
 Item 1. Financial Statements................................          5
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................          1

PART II - OTHER  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K....................          9

SIGNATURE ...................................................         10

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Earnings declined by $7.8 million and $14.0 million for the 1997 quarter and twelve-month periods, respectively. The decreases reflect lower gross margins resulting from reduced gas sales and end user transportation deliveries due to warmer weather, as well as higher operating expenses.


                       EARNINGS COMPONENTS (IN MILLIONS)
                             COMPARING 1997 TO 1996


                                                                Quarter                        Twelve Months
                                                                -------                        -------------
                                                         $ Change   % Change               $ Change    % Change
                                                         --------   --------               --------    --------
Operating Revenues........................               $(3.9)       (0.7)                 $ 64.4        5.4
Cost of Gas...............................                 4.6         1.5                    68.6       12.0
Gross Margin..............................                (8.5)       (3.7)                   (4.2)      (0.7)
Operation and Maintenance.................                 5.3         7.8                    13.7        4.8
Depreciation and Depletion................                 1.1         4.5                     7.9        8.6
Property and Other Taxes..................                (0.8)       (4.4)                    1.8        3.1
Other Income and Deductions...............                (0.1)       (0.8)                    1.5        3.3
Income Tax Provision......................                (6.1)      (15.9)                  (14.8)     (29.5)


GROSS MARGIN

     Gross margin (operating revenues less cost of gas) decreased in the 1997 quarter and twelve-month periods reflecting lower gas deliveries resulting from warmer weather as previously discussed. The decline for the twelve-month period was partially offset by increased revenues as a result of the continued growth in intermediate transportation services.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS


                                                                 Quarter        Twelve Months
                                                              -------------    --------------
                                                            1997       1996     1997    1996
                                                          --------   ---------  -----  ------
Percentage Colder (Warmer) than
Normal.........................................           (3.3)%       5.7%       1.0%   6.0%
Increase (Decrease) from Normal In:
        Gas Markets(Bcf).......................           (3.1)        5.4        2.4   12.2
Net Income(Millions)...........................          $(2.8)       $4.9       $2.2  $11.1


              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The decline in gas sales revenue for the 1997 twelve-month period attributable to reduced sales volumes was more than offset by higher revenue necessary to recover higher gas costs, as subsequently discussed. Gas sales and end user transportation volumes decreased in the 1997 quarter- and twelve-month periods as compared to the 1996 periods due primarily to warmer weather. The decrease in end user transportation revenue for the 1997 twelve-month period was partially offset by increased deliveries to a cogeneration facility under a long-term transportation contract.


                                                         Quarter            Twelve Months
                                                         -------            -------------
                                                  1997       1996         1997         1996
                                                  ----       ----        ----          ----
GAS MARKETS (IN BCF)
        Gas Sales.............................    93.3      102.2        208.8         219.8
        End User Transportation...............    44.3       47.4        143.6         149.2
        Intermediate Transportation...........   140.6      148.6        519.4         384.3
                                                 -----      -----        -----         -----
                                                 278.2      298.2        871.8         753.3
                                                 =====      =====        =====         =====

     The decrease in intermediate transportation deliveries in the 1997 quarter is due primarily to lower volumes transported for two major fixed-fee customers. Although volumes associated with these fixed-fee customers may vary, the related revenues are not significantly affected. The increase in intermediate transportation deliveries in the 1997 twelve-month period was primarily the result of additional volumes transported in connection with the recently expanded northern Michigan gathering system along with higher volumes transported for fixed-fee customers. The expansion of the northern Michigan gathering system enabled MichCon to transport an additional 2.3 Bcf and 81.5 Bcf in the 1997 quarter and twelve-month periods, respectively.

     Other operating revenues decreased in the 1997 twelve-month period due to a decrease in conservation revenue resulting from the discontinuation of MichCon's conservation programs. As discussed in the "Operation and Maintenance" section that follows, this decrease is offset by a corresponding decrease in expenses related to the conservation programs. The decrease in operating revenues is partially offset by an increase in gas processing revenues from the Michigan pipeline operations which were transferred from MCN Energy Group Inc. (MCN) to MichCon at the beginning of 1996.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon is allowed timely recovery of 100% of its prudently and reasonably incurred cost of gas sold. Therefore, fluctuations in total gas costs have little or no effect on gross margins and earnings.

     Cost of gas sold increased in the 1997 quarter- and twelve-month periods due to higher spot market prices paid for natural gas purchases. The increase in market prices paid for gas resulted in an increase in the cost of gas sold per thousand cubic feet of $.37 (13%) and $.46 (17%) in the 1997 quarter and twelve-month periods, respectively, from the comparable 1996 periods.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATION AND MAINTENANCE

     Operation and maintenance expenses for the 1997 first quarter increased from the comparable 1996 period due primarily to increased uncollectibles expense. This increase was partially offset by a decrease in benefit costs, primarily pension and retiree health care costs. For the 1997 twelve-month period, operation and maintenance expenses increased from the comparable 1996 period due to increased uncollectibles expense and additional operating expenses related to the transfer of the Michigan pipeline operation from MCN to MichCon. These increases were offset by lower employee benefit costs, primarily pension and retiree health care costs and a decrease in expenses related to the conservation program, which was discontinued as noted above in Gross Margin. Management continues to evaluate company processes for potential operating cost reductions.

DEPRECIATION AND DEPLETION

     The increase in depreciation and depletion for the 1997 quarter and twelve-month periods is due to higher plant balances reflecting capital expenditures of $448.4 million over the past two calendar years. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon filed an application with the MPSC to lower its depreciation rates which could partially offset the anticipated increase in depreciation expense in 1997 and future years.

INCOME TAX PROVISION

     Income taxes decreased for the 1997 quarter and twelve-month periods primarily as a result of decreased earnings. Income taxes were also reduced by $2.7 million and $1.1 million during the 1997 and 1996 twelve-month periods, respectively, due to the favorable resolution of prior years' tax issues.


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $146.9 million for the first quarter of 1997, increasing $52.6 million from the comparable 1996 period. The increase was due primarily to lower working capital requirements, offset by lower net income after adjusting for depreciation and deferred taxes. Operating cash flows were sufficient for the payment of cash dividends on common stock and a portion of capital investments.

FINANCING ACTIVITIES

     Cash and cash equivalents increased by $5.3 million during the first quarter 1997. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from heating sales. During the latter part of the year, short-term debt is generally incurred to finance increases in gas inventories and customers accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)



which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first three months of 1997, MichCon repaid $79.2 million of commercial paper, leaving a balance of $159.1 million outstanding under this program at March 31, 1997.

     MichCon filed a shelf registration with the Securities and Exchange Commission in the fourth quarter of 1996, which allows the company to issue, in conjunction with its remaining existing shelf registration, up to $300 million of debt securities over the next several years. MichCon anticipates the issuance of $85 million of first mortgage bonds under its shelf registrations in the second quarter of 1997. The funds from this issuance will be used to repay short-term debt which was used to retire first mortgage bonds in May 1997, fund capital expenditures and for general corporate purposes. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

     During April 1997, subsidiaries of MichCon borrowed $40 million under a non-recourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of its northern Michigan pipeline system.

     MichCon has available a Trust Demand Note program which allows it to borrow up to $25 million. As of March 31, 1997 there were no borrowings outstanding under this program.

     MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. At March 31, 1997, the common equity ratio was 53.2% of total capitalization.

INVESTING ACTIVITIES

     MichCon's capital expenditures totaled $23.7 million during the first quarter of 1997 and are anticipated to be approximately $175 million by the end of the year. These investments will be made to add new customers, develop new gas transportation markets, make improvements to existing storage and transmission systems and to improve its information systems.

     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


OUTLOOK

     MichCon's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of MichCon's 1.2 million residential, commercial and industrial customer base. In 1997, MichCon will concentrate on adding new customers in current service areas and increase penetration of previous expansion projects. MichCon will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry. Management is continually assessing ways to improve cost competitiveness. Among cost savings initiatives, MichCon and other Michigan utilities are exploring opportunities to share the cost of common, duplicative functions in order to obtain greater efficiencies and increase value to customers.

             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                           (THOUSANDS OF DOLLARS)



                                                  THREE MONTHS ENDED            TWELVE MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                                ----------------------       -----------------------
                                                  1997          1996           1997           1996
                                                ----------   ---------       ----------     ---------
OPERATING REVENUES...........................    $527,445     $531,392       $1,254,838     $1,190,393
                                                 --------     --------       ----------     ----------
OPERATING EXPENSES
  Cost of gas................................     303,273      298,716          641,151        572,541
  Operation and maintenance..................      74,105       68,771          299,615        285,866
  Depreciation and depletion.................      25,501       24,393           99,255         91,370
  Property and other taxes...................      17,794       18,608           60,948         59,118
                                                 --------     --------       ----------     ----------
    Total operating expenses.................     420,673      410,488        1,100,969      1,008,895
                                                 --------     --------       ----------     ----------

OPERATING INCOME.............................     106,772      120,904          153,869        181,498
                                                 --------     --------       ----------     ----------

EQUITY IN EARNINGS OF JOINT VENTURES.........         310          235              961            750
                                                 --------     --------       ----------     ----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income............................       1,209          585            4,524          3,630
  Interest on long-term debt.................     (10,740)      (9,656)         (41,787)       (38,024)
  Other interest expense.....................      (2,891)      (2,835)          (8,068)        (6,916)
  Minority interest..........................        (338)        (348)            (978)          (348)
  Other......................................         201         (408)          (1,147)        (4,278)
                                                 --------     --------       ----------     ----------
    Total other income and (deductions)......     (12,559)     (12,662)         (47,456)       (45,936)
                                                ---------     --------       ----------     ----------

INCOME BEFORE INCOME TAXES...................      94,523      108,477          107,374        136,312

INCOME TAX PROVISION.........................      32,330       38,437           35,379         50,159
                                                 --------     --------       ----------     ----------
NET INCOME...................................      62,193       70,040           71,995         86,153

DIVIDENDS ON PREFERRED STOCK.................           -           18                -            179
                                                 --------     --------        ---------     ----------
NET INCOME AVAILABLE FOR COMMON STOCK........    $ 62,193     $ 70,022        $  71,995     $   85,974
                                                 ========     ========        =========     ==========


            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                  THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                      MARCH 31,                    MARCH 31,
                                                 ---------------------        ----------------------
                                                  1997          1996           1997           1996
                                                 --------     --------        -------        -------
Balance - Beginning of Period................    $336,305     $267,744        $330,766       $251,792
  Add - Net income...........................      62,193       70,040          71,995         86,153
                                                 --------     --------        --------       --------
                                                  398,498      337,784         402,761        337,945
  Deduct - Cash dividends declared:
    Preferred stock..........................           -           18               -            179
    Common stock.............................      15,000        7,000          19,263          7,000
                                                 --------     --------        --------       --------
Balance - End of Period......................    $383,498     $330,766        $383,498       $330,766
                                                 ========     ========        ========       ========


The notes to the consolidated financial statements are an integral part of these statements.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                            (THOUSANDS OF DOLLARS)



                                                                                          MARCH 31,            DECEMBER 31,
                                                                                ----------------------------   -------------
                                                                                     1997            1996          1996
                                                                                -------------   ------------   -------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value) ...    $    15,284       $   9,554     $   10,010
    Accounts receivable, less allowance for doubtful accounts of
     $24,398, $17,064 and $17,707, respectively ............................        256,692         263,670        169,436
    Accrued unbilled revenues ..............................................         71,507          72,382        107,377
    Gas in inventory (Note 1) ..............................................         21,419          13,665         67,910
    Property taxes assessed applicable to future periods ...................         49,300          47,062         60,592
    Accrued gas cost recovery revenues .....................................         21,500          35,362         27,672
    Other ..................................................................         29,292          36,601         23,025
                                                                                ----------        ---------     ----------
                                                                                    464,994         478,296        466,022
                                                                                -----------       ---------     ----------

  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures ...........................         19,865          20,043         19,479
    Deferred postretirement benefit costs                                             4,099          11,582          4,863
    Deferred environmental costs                                                     28,116          28,016         28,233
    Prepaid benefit costs                                                            60,228          48,896         64,307
    Other                                                                            52,679          47,934         50,206
                                                                                -----------       ---------     ----------
                                                                                    164,987         156,471        167,088
                                                                                -----------       ---------     ----------

  PROPERTY, PLANT and EQUIPMENT, AT COST ...................................      2,685,456       2,500,764       2,668,294
    Less - Accumulated depreciation and depletion ..........................      1,265,095       1,177,584       1,243,060
                                                                                -----------     -----------     -----------
                                                                                  1,420,361       1,323,180       1,425,234
                                                                                -----------     -----------     -----------
                                                                                $ 2,050,342     $ 1,957,947     $ 2,058,344
                                                                                ===========     ===========     ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable .......................................................    $    95,299     $   117,060     $   130,725
    Notes payable ..........................................................        160,958         144,919         265,126
    Current portion of long-term debt, capital lease obligations
     and redeemable cumulative preferred stock .............................         53,286           3,143          53,232
    Gas inventory equalization (Note 1) ....................................         96,197          82,393               -
    Federal income, property and other taxes payable .......................         89,578          82,048          84,788
    Deferred income taxes - current ........................................          6,166          17,353          13,342
    Customer deposits ......................................................         12,630          10,818          12,860
    Other ..................................................................         45,728          58,012          49,967
                                                                                -----------     -----------     -----------
                                                                                    559,842         515,746         610,040
                                                                                -----------     -----------     -----------

  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes ......................................         75,846          81,830          76,523
    Unamortized investment tax credit ......................................         34,127          35,975          34,588
    Tax benefits amortizable to customers ..................................        115,897         113,968         116,313
    Accrued environmental costs ............................................         32,000          32,000          32,000
    Minority interest ......................................................         17,738          17,805          17,604
    Other ..................................................................         41,695          56,438          43,954
                                                                                -----------     -----------     -----------
                                                                                    317,303         338,016         320,982
                                                                                -----------     -----------     -----------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS   (NOTE 2) ...........        549,000         532,720         550,318
                                                                                -----------     -----------     -----------
  COMMITMENTS AND CONTINGENCIES (NOTE 3)

  COMMON SHAREHOLDER'S EQUITY
    Common stock ...........................................................         10,300          10,300          10,300
    Additional paid-in capital .............................................        230,399         230,399         230,399
    Retained earnings ......................................................        383,498         330,766         336,305
                                                                                -----------     -----------     -----------
                                                                                    624,197         571,465         577,004
                                                                                -----------     -----------     -----------
                                                                                $ 2,050,342     $ 1,957,947     $ 2,058,344
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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                            1997          1996
                                                                        ----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                            $  62,193        $ 70,040
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income                                            25,501          24,393
        Charged to other accounts                                           1,913           1,865
      Deferred income taxes - current                                      (7,176)          8,974
      Deferred income taxes and investment tax credit - net                (1,554)         11,348
      Other                                                                  (766)           (629)
      Changes in assets and liabilities, exclusive of changes
        shown separately                                                   66,748          21,695
                                                                        ---------        --------
          Net cash provided from operating activities                     146,859          94,296
                                                                        ---------        --------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net                                                    (104,168)        (51,716)
  Additional paid-in-capital                                                    -           1,614
  Cash dividend paid:
    Common stock                                                          (15,000)         (7,000)
    Preferred stock                                                             -             (54)
  Retirement of long-term debt and preferred stock                         (1,297)         (3,974)
                                                                        ---------        --------
          Net cash used for financing activities                         (120,465)        (61,130)
                                                                        ---------        --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (23,702)        (29,616)
  Other - net                                                               2,582          (2,465)
                                                                        ---------        --------
          Net cash used for investing activities                          (21,120)        (32,081)
                                                                        ---------        --------

Net Increase in Cash and Cash Equivalents                                   5,274           1,085
Cash and Cash Equivalents, January 1                                       10,010           8,469
                                                                        ---------        --------
Cash and Cash Equivalents, March 31                                     $  15,284        $  9,554
                                                                        =========        ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
SHOWN SEPARATELY
    Accounts receivable - net                                           $ (88,130)       $(82,006)
    Gas inventory equalization                                             96,197          82,393
    Accrued/deferred gas cost recovery revenues                             6,172         (35,940)
    Accrued unbilled revenues                                              35,870          18,752
    Gas in inventory                                                       46,491          26,526
    Property taxes assessed applicable to future periods                   11,292          11,097
    Accounts payable                                                      (35,426)          7,846
    Federal income, property and other taxes payable                        4,790          (5,164)
    Other current assets and liabilities                                  (10,736)         (2,471)
    Deferred and prepaid benefit costs                                     (4,843)        (22,668)
    Deferred assets and liabilities                                        (4,615)        (20,060)
                                                                        ---------        --------
                                                                        $  66,748        $(21,695)
                                                                        =========        ========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized                                $   9,889        $  7,004
                                                                        =========        ========
    Federal income taxes                                                $  11,303        $  3,724
                                                                        =========        ========
  Noncash financing activities:
    Transfer of pipeline net assets from MCN                            $       -        $ 17,008
                                                                        =========        ========


The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 23.6 billion cubic feet
(Bcf) and 22.3 Bcf of gas was included in inventory at March 31, 1997 and 1996, respectively.

2.   CAPITALIZATION

     During April 1997, MichCon subsidiaries borrowed $40,000,000 under a non-recourse credit agreement at an average interest rate of 6.45%. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers option during the life of the agreement. Quarterly principal payments commence in June 1997 with final installment due November 2005. The loan is secured by a pledge of the stock of the borrowers and a security interest in certain of their assets.


3.   COMMITMENTS AND CONTINGENCIES

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


4.   GENERAL

     There have been no changes in MichCon's principal accounting policies from those set forth in MichCon's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation.

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

EXHIBITS

     (a)  Exhibits

          EXHIBIT
          NUMBER                   DESCRIPTION

          12-1     Computation of Ratio of Earnings to Fixed Charges.

          27-1     Financial Data Schedule.

          99-1 MichCon Investment and Stock Ownership Plan, as amended (Exhibit 99-1 to MCN's March 31, 1997 Form 10-Q).

          99-2 MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 99-2 to MCN's March 31, 1997 Form 10-Q).

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MICHIGAN CONSOLIDATED GAS COMPANY


     Date: May 8, 1997                   By:   /s/  Howard L. Dow III
                                             --------------------------
                                                    Howard L. Dow III
                                                    Vice President and
                                                    Chief Financial Officer

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                  DESCRIPTION                                    PAGE


12-1            Computation of Ratio of Earnings to Fixed Charges
27-1            Financial Data Schedule