Form 10-Q
period 1997-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1997-08-08
CIK 65632

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(MARK ONE)


[X]               QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, or

[ ]              TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997:

               Common Stock, par value $.01 per share: 10,300,000



================================================================================

                             INDEX TO FORM 10-Q

                       FOR QUARTER ENDED JUNE 30, 1997


                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
COVER ...................................................................................   i

INDEX ...................................................................................   ii

PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements............................................................    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................    1

PART II - OTHER  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K................................................   11

SIGNATURE ...............................................................................   12

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Earnings increased $0.1 million for the 1997 quarter reflecting improved gross margins resulting from higher gas sales and end user transportation deliveries due to colder weather. Results for the 1997 quarter also reflect lower operation and maintenance expenses, partially offset by higher depreciation and financing costs. Earnings decreased $7.7 million and $18.3 million for the 1997 six- and twelve-month periods, respectively, reflecting reduced gross margins due to warmer weather, as well as higher operating expenses and financing costs.


                       EARNINGS COMPONENTS (IN MILLIONS)
                             COMPARING 1997 TO 1996


                                                      Quarter                    Six Months               Twelve Months
                                             --------------------------  --------------------------  ------------------------
                                               $ Change      % Change      $ Change      % Change     $ Change     % Change
                                             ------------  ------------  ------------  ------------  -----------  -----------
Operating Revenue .........................       $(12.5)         (5.6)       $(16.5)         (2.2)      $ 14.6          1.2
Cost of Gas ...............................        (16.6)        (16.7)        (12.1)         (3.0)        24.3          4.1
Gross Margin ..............................          4.1           3.4          (4.4)         (1.2)        (9.7)        (1.6)
Operation and Maintenance .................         (1.8)         (2.6)          3.5           2.5         13.4          4.7
Depreciation and Depletion ................          1.7           6.8           2.8           5.7          7.6          8.1
Property and Other Taxes ..................          1.1           7.6           0.3           1.0          2.2          3.6
Other Income and Deductions ...............          2.3          21.2           2.2           9.3          1.9          4.0
Income Tax Provision ......................          0.8         251.4          (5.3)        (13.6)       (16.2)       (31.0)

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased for the 1997 quarter but decreased for the six- and twelve-month periods, respectively. These varying results are primarily due to fluctuations in gas sales and end user transportation deliveries that were driven by the colder weather during the 1997 quarter and the warmer weather in the 1997 six- and twelve-month periods. All periods were affected by increased revenues as a result of continued growth in intermediate transportation services.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS


                                                 Quarter                 Six Months                Twelve Months
                                         -----------------------  -------------------------  -------------------------
                                            1997        1996         1997          1996         1997          1996
                                         ----------  -----------  -----------  ------------  -----------  ------------
Percentage Colder (Warmer)
  than Normal .........................    21.9%        13.6%         1.9%          7.3%         2.0%          7.4%
Increase (Decrease) from
  Normal in:
    Gas Markets (Bcf) .................     4.6          3.2          1.5           8.6          3.8          14.8
    Net Income (Millions) .............   $ 4.1        $ 2.9         $1.3          $7.8         $3.4         $13.3

                                       1

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Gas sales and end user transportation revenues in total decreased $16.9 million and $23.2 million in the 1997 quarter and six-month period, respectively and increased $4.2 million in the 1997 twelve-month period. The decline in gas sales revenues for the 1997 quarter results primarily from a reduction in gas sales rates required to recover lower gas costs, as discussed below. The decrease in gas sales revenue was partially offset by increased deliveries due to colder weather. The decrease in gas sales revenue for the 1997 six-month period reflects lower deliveries due to warmer weather, partially offset by an increase in the gas cost recovery rate. The 1997 twelve-month period increase in revenues is primarily the result of a gas cost recovery rate increase, substantially offset by lower volumes due to warmer weather.


                                                     Quarter                Six Months           Twelve Months
                                                -----------------       -----------------      ------------------
                                                  1997      1996         1997       1996        1997        1996
                                                -------    ------       -------   -------      ------      ------
GAS MARKETS (IN Bcf)
 Gas Sales.........................               34.7      34.0         128.0      136.2      209.4       222.4
 End User Transportation...........               32.7      32.0          77.0       79.4      144.3       149.0
 Intermediate Transportation.......              141.6     110.3         282.2      258.3      551.3       429.2
                                                 -----     -----         -----      -----      -----       -----
                                                 209.0     176.3         487.2      473.9      905.0       800.6
                                                 =====     =====         =====      =====      =====       =====

     Intermediate transportation revenues increased for the 1997 quarter, six- and twelve-month periods by $2.2 million, $5.3 million and $14.5 million, respectively due to increased deliveries. The increase in intermediate transportation deliveries for all periods reflects additional volumes transported in connection with the recent expansion of the northern Michigan gathering system. The northern Michigan gathering system enabled MichCon to transport an additional 15.3 Bcf, 32.9 Bcf and 108.8 Bcf for the 1997 quarter, six- and twelve-month periods. Intermediate transportation volumes for the 1997 quarter and twelve-month period were impacted by increased deliveries to two major customers. Volumes transported in the six-month period for these two customers reflected a decrease. Although volumes for these fixed-fee customers may vary, the related revenues are not significantly affected.

     Other operating revenues decreased by $4.2 million in the 1997 twelve-month period due primarily to a decrease in conservation revenue resulting from the discontinuation of MichCon's conservation programs, which also impacted the quarter and six-month period. As discussed in the "Operation and Maintenance" section that follows, this decrease is offset by a corresponding decrease in expenses related to the conservation programs. The decrease in other operating revenues is partially offset by an increase in gas processing revenues from the northern Michigan gathering system which was transferred from MCN Energy Group Inc. (MCN) to MichCon at the beginning of 1996.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon is allowed timely recovery of 100% of its prudently and reasonably incurred cost of gas sold. Therefore, fluctuations in total gas costs have little or no effect on gross margins and earnings.

     Cost of gas sold decreased in the 1997 quarter and six-month period but
increased in the twelve-month period.   The decrease in market prices paid for
gas resulted in a decrease in the cost of gas sold of $.50 (16%) in the 1997 quarter. The increase in market prices paid for gas resulted in an increase in the cost of gas sold of $.15 (5%) and $.26 (9%) in the 1997 six- and twelve-month periods, respectively. The

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




rate increase in the 1997 six-month period was more than offset by lower volumes due to warmer weather. The 1997 twelve-month period was partially offset by lower volumes due to warmer weather.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased for the 1997 second quarter and increased for the 1997 six- and twelve-month periods. Operation and maintenance expenses were affected in all periods by lower benefit costs, primarily pension and retiree health care costs. The 1997 quarter further benefited from a decrease in uncollectibles expense which was partially offset by an increase in operating expenses related to the increase in intermediate transportation volumes as discussed above. For the 1997 six-month period, the decrease in benefit costs was more than offset by an increase in operating expenses related to the increase in intermediate transportation volumes. The increase in the 1997 twelve-month period is due to higher uncollectibles expense and the additional operating expense related to the increase in intermediate transportation volumes. As previously discussed, the discontinuance of the conservation programs reduced expenses in all 1997 periods. Management continues to evaluate company processes for potential operating cost reductions.

DEPRECIATION AND DEPLETION

     The increase in depreciation and depletion for the 1997 quarter, six- and twelve-month periods is due to higher plant balances reflecting capital expenditures of $448.4 million over the past two calendar years. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon filed an application with the MPSC to lower its depreciation rates which could offset the anticipated increase in depreciation expense in future years.

PROPERTY AND OTHER TAXES

     Property and other taxes increased in the 1997 quarter due to an increase in the Michigan single business tax relating to a prior year, partially offset by a reduction in property taxes.

OTHER INCOME AND DEDUCTIONS

     Other income and deductions increased in all the 1997 periods due to additional interest expense resulting from increased long-term debt required to finance capital investments. Other interest expense increased for all periods due to a resolution of a Michigan single business tax issue from prior years that resulted in additional interest expense. For the 1997 quarter and six-month period, other interest expense was partially offset by a decrease in interest expense due to a reduction in commercial paper outstanding.

INCOME TAX PROVISION

     Income taxes changed primarily as a result of variations in earnings. Income taxes also were affected by the favorable resolution of prior years' tax issues.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $273.8 million for the 1997 six-month period, increasing $110.2 million from the comparable 1996 period. The increase was due primarily to lower working capital requirements reflecting a reduction in the gas cost recovery undercollection, offset by lower net income after adjusting for depreciation and deferred taxes. Operating cash flows were sufficient for the payment of cash dividends on common stock and a portion of capital investments.

FINANCING ACTIVITIES

     Cash and cash equivalents increased by $8.3 million during the 1997 six-month period. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from heating sales. During the latter part of the year, short-term debt is generally incurred to finance increases in gas inventories and accounts receivable from customers. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first six months of 1997, MichCon repaid $238.3 million of commercial paper. At June 30, 1997, there were no borrowings outstanding under this program.

     During May 1997, MichCon issued $85 million of first mortgage bonds under
its shelf registrations.   The funds from this issuance were used to retire
first mortgage bonds, fund capital expenditures and for general corporate purposes. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

     During April 1997, subsidiaries of MichCon borrowed $40 million under a non-recourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of its northern Michigan gathering system.

     During the 1997 quarter, MichCon redeemed early $17 million of long-term debt. MichCon also repaid $50 million of first mortgage bonds on its stated maturity date in May 1997.

     MichCon has available a Trust Demand Note program which allows it to borrow up to $25 million. As of June 30, 1997 there were no borrowings outstanding under this program.

     MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. At June 30, 1997, the common equity ratio was 51.2% of total capitalization.

INVESTING ACTIVITIES

     MichCon's capital expenditures totaled $57.4 million during the 1997 six-month period and are anticipated to be approximately $160 million by the end of the year. These investments will be made to add new customers, develop new gas transportation markets, make improvements to existing storage and transmission systems and to improve its information systems.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)



     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


OUTLOOK

     MichCon's strategy is to grow revenues and reduce its costs in order to maintain strong returns and provide customers with quality service at competitive prices. Revenue growth will be achieved through the expansion of MichCon's 1.2 million residential, commercial and industrial customer base. In 1997, MichCon is concentrating on adding new customers in current service areas including increased penetration of previous expansion areas. MichCon will continue initiatives to increase productivity and improve customer services in order to strengthen its competitive position in the gas industry. Management is continually assessing ways to improve cost competitiveness. Among the cost savings initiatives, MichCon and other Michigan utilities are exploring opportunities to share the cost of similar functions in order to obtain greater efficiencies and increase customer value.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1996 the Emerging Issues Task Force of the FASB reached a consensus that the costs associated with modifying internal use software for the year 2000 should be expensed as incurred. MichCon has established processes for evaluating and managing the risks and costs associated with this issue. MichCon is assessing the extent of necessary modifications to its computer software and the impact on the financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     Statements included throughout the Quarterly Report on Form 10-Q which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomenon; (ii) increased competition from other energy suppliers as well as alternative forms of energy;
(iii) the capital intensive nature of MichCon's business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil and
(vii) conditions of capital markets and equity markets.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                       THREE MONTHS ENDED                   SIX MONTHS eNDED
                                                             JUNE 30,                            JUNE 30,
                                                   ---------------------------         ---------------------------
                                                      1997             1996                1997              1996
                                                   ----------       ----------          ----------        ----------
OPERATING REVENUES..........................       $  209,800       $  222,327         $  737,245        $  753,719
                                                   ----------       ----------         ----------        ----------
OPERATING EXPENSES
  Cost of gas...............................           83,031           99,681            386,304           398,397
  Operation and maintenance.................           69,394           71,212            143,499           139,983
  Depreciation and depletion................           26,424           24,740             51,925            49,133
  Property and other taxes..................           16,141           15,004             33,935            33,612
                                                   ----------       ----------         ----------        ----------
    Total operating expenses................          194,990          210,637            615,663           621,125
                                                   ----------       ----------         ----------        ----------

OPERATING INCOME............................           14,810           11,690            121,582           132,594
                                                   ----------       ----------         ----------        ----------

EQUITY IN EARNINGS OF JOINT VENTURES........              331              260                641               495
                                                   ----------       ----------         ----------        ----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income...........................            1,277              634              2,486             1,219
  Interest on long-term debt................          (11,574)         (10,269)           (22,314)          (19,925)
  Other interest expense....................           (1,858)            (940)            (4,749)           (3,775)
  Minority interest.........................             (595)            (354)              (933)             (702)
  Other.....................................             (304)             159               (103)             (249)
                                                   ----------       ----------         ----------        ----------
    Total other income and (deductions).....          (13,054)         (10,770)           (25,613)          (23,432)
                                                   ----------       ----------         ----------        ----------

INCOME BEFORE INCOME TAXES..................            2,087            1,180             96,610           109,657

INCOME TAX PROVISION........................            1,156              329             33,486            38,766
                                                   ----------       ----------         ----------        ----------

NET INCOME..................................              931              851             63,124            70,891

DIVIDENDS ON PREFERRED STOCK................                -                -                  -                18
                                                   ----------       ----------         ----------        ----------

NET INCOME AVAILABLE FOR COMMON STOCK.......       $      931       $      851         $   63,124        $   70,873
                                                   ==========       ==========         ==========        ==========


                                                       TWELVE MONTHS ENDED
                                                             JUNE 30,
                                                   ---------------------------
                                                       1997            1996
                                                   ----------       ----------
OPERATING REVENUES..........................       $1,242,311       $1,227,752
                                                   ----------       ----------
OPERATING EXPENSES
  Cost of gas...............................          624,501          600,192
  Operation and maintenance.................          297,797          284,404
  Depreciation and depletion................          100,939           93,380
  Property and other taxes..................           62,085           59,935
                                                   ----------       ----------
    Total operating expenses................        1,085,322        1,037,911
                                                   ----------       ----------

OPERATING INCOME............................          156,989          189,841
                                                   ----------       ----------

EQUITY IN EARNINGS OF JOINT VENTURES........            1,032              858
                                                   ----------       ----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income...........................            5,167            3,203
  Interest on long-term debt................          (43,092)         (39,606)
  Other interest expense....................           (8,986)          (7,177)
  Minority interest.........................           (1,219)            (702)
  Other.....................................           (1,610)          (3,534)
                                                   ----------       ----------
    Total other income and (deductions).....          (49,740)         (47,816)
                                                   ----------       ----------

INCOME BEFORE INCOME TAXES..................          108,281          142,883

INCOME TAX PROVISION........................           36,206           52,431
                                                   ----------       ----------

NET INCOME..................................           72,075           90,452

DIVIDENDS ON PREFERRED STOCK................                -              125
                                                   ----------       ----------

NET INCOME AVAILABLE FOR COMMON STOCK.......       $   72,075       $   90,327
                                                   ==========       ==========





















            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                   ---------------------------         ---------------------------
                                                     1997               1996             1997               1996
                                                   --------           --------         --------           --------
BALANCE - BEGINNING OF PERIOD...............       $383,498          $330,766            $336,305         $267,744
  Add - Net income..........................            931               851              63,124           70,891
                                                   --------          --------            --------         --------
                                                    384,429           331,617             399,429          338,635
  Deduct - Cash dividends declared:
    Preferred stock.........................              -                 -                   -               18
    Common stock............................         25,000                 -              40,000            7,000
                                                   --------          --------            --------         --------
BALANCE - END OF PERIOD.....................       $359,429          $331,617            $359,429          $331,617
                                                   ========          ========            ========          ========


                                                       TWELVE MONTHS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                     1997              1996
                                                   --------          --------
BALANCE - BEGINNING OF PERIOD...............       $331,617          $248,290
  Add - Net income..........................         72,075            90,452
                                                   --------          --------
                                                    403,692           338,742
  Deduct - Cash dividends declared:
    Preferred stock.........................              -               125
    Common stock............................         44,263             7,000
                                                   --------          --------
BALANCE - END OF PERIOD.....................       $359,429          $331,617
                                                   ========          ========


  The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
                             (Thousands of Dollars)

                                                                                                     JUNE 30,         DECEMBER 31,
                                                                                             ----------------------   ------------
                                                                                                1997        1996          1996
                                                                                             ----------------------   ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents, at cost (which approximates market value).............      $   18,355    $    8,866   $   10,010
    Accounts receivable, less allowance for doubtful accounts of
     $23,442, $18,222 and $17,707, respectively......................................         173,373       192,849      169,436
    Accrued unbilled revenues........................................................          16,158        16,554      107,377
    Gas in inventory (Note 1)........................................................          36,499        25,238       67,910
    Property taxes assessed applicable to future periods.............................          37,885        35,176       60,592
    Accrued gas cost recovery revenues...............................................          14,072        42,026       27,672
    Other............................................................................          29,344        33,683       23,025
                                                                                           ----------    ----------   ----------
                                                                                              325,686       354,392      466,022
                                                                                           ----------    ----------   ----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.....................................          19,731        20,377       19,479
    Deferred postretirement benefit costs............................................           1,886         9,342        4,863
    Deferred environmental costs.....................................................          27,680        28,016       28,233
    Prepaid benefit costs............................................................          64,737        50,640       64,307
    Other............................................................................          54,324        48,341       50,206
                                                                                           ----------    ----------   ----------
                                                                                              168,358       156,716      167,088
                                                                                           ----------    ----------   ----------

  Property, Plant and Equipment, at cost.............................................       2,706,922     2,540,829    2,668,294
    Less - Accumulated depreciation and depletion ...................................       1,282,057     1,199,871    1,243,060
                                                                                           ----------    ----------   ----------
                                                                                            1,424,865     1,340,958    1,425,234
                                                                                           ----------    ----------   ----------

                                                                                           $1,918,909    $1,852,066   $2,058,344
                                                                                           ==========    ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable.................................................................      $  105,822    $   94,102   $  130,725
    Notes payable....................................................................          38,366        58,291      265,126
    Current portion of long-term debt and capital lease obligations..................          28,512        53,177       53,232
    Gas inventory equalization (Note 1)..............................................          66,685        53,295            -
    Federal income, property and other taxes payable.................................          73,638        64,715       84,788
    Customer deposits................................................................          11,985         9,845       12,860
    Other............................................................................          45,842        55,084       63,309
                                                                                           ----------    ----------   ----------
                                                                                              370,850       388,509      610,040
                                                                                           ----------    ----------   ----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes................................................          78,701        82,872       76,523
    Unamortized investment tax credit................................................          33,666        35,512       34,588
    Tax benefits amortizable to customers............................................         115,432       113,449      116,313
    Accrued environmental costs......................................................          32,000        32,000       32,000
    Minority interest................................................................          18,070        18,171       17,604
    Other............................................................................          40,578        56,892       43,954
                                                                                           ----------    ----------   ----------
                                                                                              318,447       338,896      320,982
                                                                                           ----------    ----------   ----------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS   (NOTE 2) ....................         629,484       552,345      550,318
                                                                                           ----------    ----------   ----------

  COMMITMENTS AND CONTINGENCIES (NOTE 4)

  COMMON SHAREHOLDER'S EQUITY
    Common stock.....................................................................          10,300        10,300       10,300
    Additional paid-in capital.......................................................         230,399       230,399      230,399
    Retained earnings................................................................         359,429       331,617      336,305
                                                                                           ----------    ----------   ----------
                                                                                              600,128       572,316      577,004
                                                                                           ----------    ----------   ----------

                                                                                           $1,918,909    $1,852,066   $2,058,344
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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                           SIX  MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income....................................................         $ 63,124    $ 70,891
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income.................................           51,925      49,133
        Charged to other accounts...............................            3,724       3,755
      Deferred income taxes - current...........................          (13,122)      1,079
      Deferred income taxes and investment tax credit - net...                375      11,408
      Other.....................................................             (544)     (1,442)
      Changes in assets and liabilities, exclusive of changes
        shown separately........................................          168,284      28,753
                                                                         --------    --------
          Net cash provided from operating activities...........          273,766     163,577
                                                                         --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net...........................................         (226,760)   (138,344)
  Issuance of long-term debt....................................          124,051      69,645
  Additional paid-in-capital....................................                -       1,614
  Cash dividend paid:
    Common stock................................................          (40,000)     (7,000)
    Preferred stock.............................................                -         (54)
  Retirement of long-term debt and preferred stock..............          (72,229)     (4,347)
                                                                         --------    --------
          Net cash used for financing activities................         (214,938)    (78,486)
                                                                         --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..........................................          (57,423)    (73,823)
  Other - net...................................................            6,940     (10,871)
                                                                         --------    --------
          Net cash used for investing activities................          (50,483)    (84,694)
                                                                         --------    --------

Net Increase in Cash and Cash Equivalents.......................            8,345         397
Cash and Cash Equivalents, January 1............................           10,010       8,469
                                                                         --------    --------
Cash and Cash Equivalents, June 30..............................         $ 18,355    $  8,866
                                                                         ========    ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net...................................         $ (7,915)   $(14,315)
    Gas inventory equalization..................................           66,685      53,295
    Accrued gas cost recovery revenues..........................           13,600     (42,026)
    Accrued unbilled revenues...................................           91,219      74,580
    Gas in inventory............................................           31,411      14,953
    Property taxes assessed applicable to future periods......             22,707      22,983
    Accounts payable............................................          (24,903)    (15,222)
    Federal income, property and other taxes payable...........           (11,150)    (22,497)
    Other current assets and liabilities........................          (11,236)    (13,490)
    Deferred and prepaid benefit costs..........................            2,547      13,685
    Deferred assets and liabilities.............................           (4,681)    (43,193)
                                                                         --------    --------
                                                                         $168,284    $ 28,753
                                                                         ========    ========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized........................         $ 15,446    $ 24,216
                                                                         ========    ========
    Federal income taxes........................................         $ 29,299    $ 24,456
                                                                         ========    ========
  Noncash financing activities:
    Transfer of pipeline net assets from MCN....................         $      -    $ 17,008
                                                                         ========    ========


The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 39.8 billion cubic feet
(Bcf) and 40.6 Bcf of gas was included in inventory at June 30, 1997 and 1996, respectively.

2.   CAPITALIZATION

     A.  LONG-TERM DEBT ISSUANCE

         The following long-term debt totaling $85,000,000 was issued in May
     1997:

                      First Mortgage Bonds  Amount Issued
                      --------------------  -------------
                      7.21%, due May 2007     $30,000,000
                      7.06%, due May 2012     $40,000,000
                      7.60%, due May 2017     $15,000,000

         These funds were used to repay short-term debt used to retire first mortgage bonds on May 1, 1997, fund capital expenditures and for general corporate purposes.

         MichCon has entered into variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with the first mortgage bonds issued May 1997. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of debt from 7.31% to 6.30% for the two months ended June 30, 1997. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of debt from 7.06% to 5.90% for the two months ended June 30, 1997.

         During April 1997, MichCon subsidiaries borrowed $40,000,000 under a non-recourse credit agreement at an average interest rate of 6.45%. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers option during the life of the agreement. Quarterly principal payments commenced in June 1997 with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets.

     B.  LONG-TERM DEBT REDEMPTION

         In the second quarter of 1997, MichCon redeemed early $5,000,000 of 9.50% first mortgage bonds and $12,000,000 of 9.75% unsecured notes. As noted in MichCon's 1996 Form 10-K, the company had a variable interest rate swap agreement through April 2000 on the $12,000,000 unsecured notes. This agreement reduced the cost of debt of the fixed-rate unsecured notes from 9.75% to 5.77% for the six months ended June 30, 1997. This swap has been redesignated as a hedge of other outstanding first mortgage bonds.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)





3.   LINES OF CREDIT

     MichCon has established credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. These credit lines totaling $300,000,000 support its commercial paper program. No borrowings were outstanding under these lines as of June 30, 1997. The 364-day revolving credit facility was renewed in July 1997. The three-year revolving credit facility expires in July 1998.

4.   COMMITMENTS AND CONTINGENCIES

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

                               OTHER INFORMATION

EXHIBITS

     (a) Exhibits


          EXHIBIT
          NUMBER                   DESCRIPTION
          -------  --------------------------------------------------

          12-1     Computation of Ratio of Earnings to Fixed Charges.

          27-1     Financial Data Schedule.

     (b)  Reports on Form 8-K

          MichCon filed a report on Form 8-K dated May 14, 1997, under Item 5, with respect to the issuance of $40,000,000 of First Mortgage Bonds Designated As 7.06% Secured Medium-Term Notes, Series B, due May 1, 2012, and $30,000,000 of First Mortgage Bonds Designated As 7.21% Secured Medium-Term Notes, Series C, due May 1, 2007 and $15,000,000 of First Mortgage Bonds Designated As 7.60% Secured Medium-Term Notes, Series C, due May 1, 2017. Forms of Underwriting Agreement for each bond were filed as Exhibits thereto.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MICHIGAN CONSOLIDATED GAS COMPANY



Date: August 8, 1997               By:   /s/  Howard L. Dow III
                                        -------------------------------
                                              Howard L. Dow III
                                              Vice President and
                                              Chief Financial Officer

                                EXHIBIT INDEX




                                                                SEQUENTIALLY
                                                                  NUMBERED
EXHIBIT NUMBER                  DESCRIPTION                         PAGE
--------------                  -----------                     ------------
12-1                    Computation of Ratio of Earnings

27-1                    Financial Data Schedule