Form 10-Q
period 1997-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1997-11-07
CIK 65632

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)


[X]                QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, or

[ ]                TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               -----------      -----------

COMMISSION FILE NUMBER 1-7310

                       MICHIGAN CONSOLIDATED GAS COMPANY
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                 38-0478040
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 500 GRISWOLD STREET, DETROIT, MICHIGAN                  48226
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

                          Yes   X                   No
                               ---                     ---

     Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997:

               Common Stock, par value $.01 per share: 10,300,000




================================================================================

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                                                                               PAGE
                                                                              NUMBER
                                                                              ------
COVER ....................................................................       i

INDEX ....................................................................       ii

PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements.............................................        6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................        1

PART II - OTHER  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.................................       11

SIGNATURE ................................................................       12









                                      ii

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The company reported a net loss of $16.0 million for the 1997 third quarter, improving $2.4 million over the comparable 1996 quarter. Given the seasonal nature of the gas distribution business, MichCon generally experiences a loss during the third quarter when the weather is warm and less gas is delivered to customers. Items favorably impacting the quarter comparison were improved gross margins and lower operation and maintenance expenses, partially offset by higher depreciation and financing costs. Earnings decreased $5.3 million and $10.8 million for the 1997 nine- and twelve-month periods, respectively, reflecting higher depreciation and financing costs, as well as reduced gross margins due to warmer weather.




                                             EARNINGS COMPONENTS (IN MILLIONS)
                                             ---------------------------------
                                                  COMPARING 1997 TO 1996
                                                  ----------------------

                                                      Quarter                  Nine Months              Twelve Months
                                                      -------                  ------------             -------------
                                               $ Change     % Change      $ Change     % Change     $ Change     % Change
                                               --------     --------      --------     --------     --------     --------
Operating Revenue .......................      $ 1.9            1.6%       $(14.6)       (1.7)%       $ 6.7          0.5%
Cost of Gas .............................       (1.3)          (4.5)        (13.4)       (3.1)         14.8          2.4
Gross Margin ............................        3.2            3.6          (1.2)       (0.3)         (8.1)        (1.3)
Operation and Maintenance ...............       (4.9)          (7.2)         (1.4)       (0.7)          0.5          0.2
Depreciation and Depletion ..............        1.3            5.4           4.1         5.6           6.2          6.4
Property and Other Taxes ................       (0.5)          (3.8)         (0.2)       (0.4)          1.3          2.1
Other Income and Deductions .............        0.8            7.7           3.0         8.8           2.7          5.7
Income Tax Provision ....................        4.1           38.7          (1.2)       (4.3)         (7.8)       (16.3)
Net Income...............................        2.4           13.0          (5.3)      (10.2)        (10.8)       (12.7)

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased for the 1997 quarter and decreased for the nine- and twelve-month periods, respectively. Gross margin for all 1997 periods was affected by increased other operating revenues reflecting initiatives to grow revenues by providing gas-related services. The favorable quarter results also reflect higher intermediate transportation services, partially offset by lower gas sales. The decrease in gross margin for the 1997 nine- and twelve-month periods was primarily due to lower gas sales and end user transportation deliveries caused by warmer weather, partially offset by the continued growth in intermediate transportation services.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS


                                                 Quarter                  Nine Months               Twelve Months
                                         -----------------         ------------------         -------------------
                                         1997         1996         1997          1996         1997          1996
                                         ----         ----         ----          ----         ----          ----
Percentage Colder
 than Normal .................           N/M          N/M          1.7%          6.2%         2.5%          6.8%
Increase (Decrease) from
 Normal in:
  Gas Markets (Bcf) ..........         (0.3)        (0.2)          1.2           8.4          3.7          14.2
  Net Income (Millions) ......        $(0.2)       $(0.2)         $1.1          $7.6         $3.3         $12.7

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Gas sales and end user transportation revenues in total decreased $3.1 million, $26.3 million and $5.9 million in the 1997 quarter, nine- and twelve-month periods, respectively. The decrease in revenues for the quarter is due to lower gas costs which are recovered in gas sales rates as subsequently discussed in the "Cost of Gas" section. The quarter was further impacted by a slight decrease in gas sales volumes. The decrease in revenues for the 1997 nine-month period is due to reduced gas sales and end user transportation deliveries as a result of warmer weather and lower gas costs. The twelve-month period decrease in revenues was also affected by reduced gas sales and end user transportation deliveries as a result of warmer weather, partially offset by higher gas costs.


                                                         Quarter                 Nine Months                 Twelve Months
                                                         -------                 -----------                 -------------
                                                     1997        1996        1997           1996         1997             1996
                                                     ----        ----        ----           ----         ----             ----
GAS MARKETS ($ MILLIONS)
Gas Sales................................         $ 77.7       $ 80.9       $717.7        $744.4         $1,059.2       $1,064.0
End User Transportation..................           16.2         16.1         61.5          61.1             82.6           83.7
Intermediate Transportation..............           12.9         12.4         41.0          35.2             54.4           44.4
Other....................................           12.3          7.9         36.2          30.3             48.0           45.4
                                                  ------       ------       ------        ------         --------       --------
                                                  $119.1       $117.3       $856.4        $871.0         $1,244.2       $1,237.5
                                                  ======       ======       ======        ======         ========       ========
GAS MARKETS (IN BCF)
Gas Sales................................           13.8         14.2        141.7         150.4            209.0          222.4
End User Transportation..................           28.6         28.6        105.7         107.9            144.4          149.9
Intermediate Transportation..............          164.9        148.7        447.1         407.1            567.5          510.8
                                                  ------       ------       ------        ------         --------       --------
                                                   207.3        191.5        694.5         665.4            920.9          883.1
                                                  ======       ======       ======        ======         ========       ========

     Intermediate transportation revenues increased for the 1997 quarter, nine- and twelve-month periods by $0.5 million, $5.8 million and $10.0 million, respectively, due to increased deliveries. The increase in intermediate transportation deliveries for all periods reflects additional volumes transported in connection with the recent expansion of the northern Michigan gathering system. The northern Michigan gathering system enabled MichCon to transport an additional 22.7 Bcf, 55.6 Bcf and 81.2 Bcf for the 1997 quarter, nine- and twelve-month periods, respectively. Intermediate transportation volumes for all 1997 periods were impacted by lower deliveries to major customers. Although volumes for these fixed-fee customers have varied, the related revenues were not significantly affected.

     Other operating revenues increased in all periods due in part to increased merchandise sales and gas related services. Also affecting the quarter comparison is an unfavorable adjustment for energy conservation revenues in the 1996 quarter resulting from the discontinuance of MichCon's energy conservation programs. Other operating revenue for the 1997 twelve-month period also reflects an increase in gas processing revenues from the northern Michigan gathering system, partially offset by a decrease in energy conservation revenue.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery mechanism, MichCon is allowed timely recovery of 100% of its prudently and reasonably incurred cost of gas sold. Therefore, fluctuations in total gas costs have little or no effect on gross margins.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Cost of gas sold decreased in the 1997 quarter and nine-month period and increased slightly for the 1997 twelve-month period. Cost of gas for all 1997 periods was affected by lower sales volumes, primarily due to warmer weather, as well as supplier refunds. The 1997 quarter also reflects a reduction in the market prices paid of $.03 (1%) per thousand cubic feet of gas sold, substantially offset by increased lost gas costs. Partially offsetting the decrease in the 1997 nine-month period was higher market prices resulting in a $.12 (4%) increase in the average unit cost of gas sold. The increase in cost of gas in the 1997 twelve-month period reflects a $.24 (9%) increase in the average unit cost of gas sold.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased for the 1997 quarter and nine-month period and increased slightly for the 1997 twelve-month period. Operation and maintenance expenses were affected in all periods by lower benefit costs, primarily pension and retiree healthcare costs. The 1997 quarter and nine-month period further benefited from a decrease in uncollectibles expense. Partially offsetting the decrease in the 1997 nine-month period were higher engergy conservation program expenses and operating expenses related to increased intermediate transportation volumes as previously discussed. The increase in the 1997 twelve-month period is due primarily to higher uncollectibles expense and the additional operating expenses related to the increase in intermediate transportation volumes, that were mitigated by reduced expenses from the discontinuance of the energy conservation programs.


DEPRECIATION AND DEPLETION

     The increase in depreciation and depletion for the 1997 quarter, nine- and twelve-month periods is due to higher plant balances reflecting capital expenditures of $212.7 million in the 1996 calendar year. Depreciation and depletion expenses are expected to increase in future years due to additional capital investments. MichCon filed an application with the Michigan Public Service Commission in October 1996 to lower its depreciation rates which could partially offset the anticipated increase in depreciation expense in future years.

PROPERTY AND OTHER TAXES

     Property and other taxes decreased in the 1997 quarter and nine-month period and increased in the 1997 twelve-month period. The Company reduced its property taxes for all 1997 periods based on pending appeals of its personal property tax assessments. A favorable resolution of the appeals is expected in 1999. All 1997 periods were also impacted by an increase in Michigan single business taxes relating to prior years.

OTHER INCOME AND DEDUCTIONS

     Other income and deductions increased in all the 1997 periods primarily due to additional interest expense resulting from increased long-term debt required to finance capital investments, partially offset by reduced interest on lower outstanding commercial paper.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




INCOME TAX PROVISION

     Income taxes changed primarily as a result of variations in earnings. The increase in income taxes for the 1997 quarter was additionally impacted by the amounts recorded in the 1996 quarter for the favorable resolution of prior years' tax issues. The decreases in income taxes for the 1997 nine- and twelve-month periods were also positively impacted by tax credits, partially offset by the favorable resolution of prior years' tax issues recorded in the 1996 periods.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities totaled $209.9 million for the 1997 nine-month period, increasing $98.7 million from the comparable 1996 period. The increase was due primarily to lower working capital requirements reflecting a reduction in the gas cost recovery undercollection, partially offset by lower net income after adjusting for depreciation and deferred taxes. Operating cash flows were sufficient for the payment of cash dividends on common stock and all capital investments.

FINANCING ACTIVITIES

     During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility both of which expire July 1998. During the first nine months of 1997, MichCon repaid $176.7 million of commercial paper. Commercial paper of $61.6 million was outstanding as of September 30, 1997.

     During May 1997, MichCon issued $85 million of first mortgage bonds under
its existing shelf registrations.   The funds from this issuance were used to
retire first mortgage bonds, fund capital expenditures and for general corporate purposes. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

     During April 1997, subsidiaries of MichCon borrowed $40 million under a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of its northern Michigan gathering system.

     During the 1997 second quarter, MichCon redeemed early $17 million of long-term debt. MichCon also repaid $50 million of first mortgage bonds on its stated maturity date in May 1997.

     MichCon's capitalization objective is to maintain a ratio of approximately 50% debt and 50% equity. At September 30, 1997, common equity was 50.2% of total capitalization excluding nonrecourse debt.

INVESTING ACTIVITIES

     MichCon's capital expenditures totaled $97 million during the 1997 nine-month period and are anticipated to be approximately $150 million by the end of the year. These investments will be made to

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)



add new customers, develop new gas transportation markets, make improvements to existing storage, distribution and transmission systems and to improve its information systems.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1996 the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the costs associated with modifying internal use software for the year 2000 should be expensed as incurred.
MichCon has established processes for evaluating and managing the risks and costs associated with this issue. MichCon is assessing the extent of necessary modifications to its computer software and the impact on the financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomenon; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon's business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets and (viii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,               SEPTEMBER 30,
                                                  -----------------------     -----------------------    ------------------------
                                                     1997         1996           1997         1996         1997           1996
                                                  ----------    ----------    ----------   ----------    ----------    ----------

OPERATING REVENUES.............................   $  119,114    $  117,251    $  856,359   $  870,970    $1,244,174    $1,237,481
                                                  ----------    ----------    ----------   ----------    ----------    ----------
OPERATING EXPENSES
  Cost of gas..................................       27,848        29,163       414,152      427,560       623,186       608,392
  Operation and maintenance....................       63,809        68,727       207,308      208,710       292,879       292,381
  Depreciation and depletion...................       26,159        24,830        78,084       73,963       102,268        96,103
  Property and other taxes.....................       12,667        13,161        46,602       46,773        61,591        60,298
                                                  ----------    ----------    ----------   ----------    ----------    ----------
    Total operating expenses...................      130,483       135,881       746,146      757,006     1,079,924     1,057,174
                                                  ----------    ----------    ----------   ----------    ----------    ----------
OPERATING INCOME (LOSS)........................      (11,369)      (18,630)      110,213      113,964       164,250       180,307
                                                  ----------    ----------    ----------   ----------    ----------    ----------
EQUITY IN EARNINGS OF JOINT VENTURES...........          212           203           853          698         1,041           938
                                                  ----------    ----------    ----------   ----------    ----------    ----------
OTHER INCOME AND (DEDUCTIONS)
  Interest income..............................        1,144         1,401         3,630        2,620         4,910         3,839
  Interest on long-term debt...................      (11,659)      (10,313)      (33,973)     (30,238)      (44,438)      (39,921)
  Other interest expense.......................       (1,033)       (1,217)       (5,782)      (4,992)       (8,802)       (7,620)
  Minority interest............................         (523)         (332)       (1,456)      (1,034)       (1,410)       (1,034)
  Other........................................          766           (36)          663         (285)         (808)       (3,084)
                                                  ----------    ----------    ----------   ----------    ----------    ----------
    Total other income and (deductions)........      (11,305)      (10,497)      (36,918)     (33,929)      (50,548)      (47,820)
                                                  ----------    ----------    ----------   ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES..............      (22,462)      (28,924)       74,148       80,733       114,743       133,425
INCOME TAX PROVISION...........................       (6,426)      (10,487)       27,060       28,279        40,267        48,082
                                                  ----------    ----------    ----------   ----------    ----------    ----------
NET INCOME (LOSS)..............................      (16,036)      (18,437)       47,088       52,454        74,476        85,343

DIVIDENDS ON PREFERRED STOCK...................            -             -             -           18             -            71
                                                  ----------    ----------    ----------   ----------    ----------    ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK...   $  (16,036)   $  (18,437)   $   47,088   $   52,436    $   74,476    $   85,272
                                                  ==========    ==========    ==========   ==========    ==========    ==========

            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,               SEPTEMBER 30,
                                                  -----------------------     -----------------------    ------------------------

                                                     1997         1996           1997         1996          1997          1996
                                                  ----------    ----------    ----------   ----------    ----------    ----------
BALANCE - BEGINNING OF PERIOD..................   $  359,429    $  331,617    $  336,305   $  267,744    $  313,180    $  234,908
  Add - Net income (Loss)......................      (16,036)      (18,437)       47,088       52,454        74,476        85,343
                                                  ----------    ----------    ----------   ----------    ----------    ----------
                                                     343,393       313,180       383,393      320,198       387,656       320,251
  Deduct - Cash dividends declared:
    Preferred stock............................            -             -             -           18             -            71
    Common stock...............................            -             -        40,000        7,000        44,263         7,000
                                                  ----------    ----------    ----------   ----------    ----------    ----------
BALANCE - END OF PERIOD........................   $  343,393    $  313,180    $  343,393   $  313,180    $  343,393    $  313,180
                                                  ==========    ==========    ==========   ==========    ==========    ==========

The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                          -----------------------    ------------
                                                                                             1997         1996           1996
                                                                                          ----------   ----------    ------------
ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS........................................................     $   12,148   $   18,282    $   10,010
    Accounts receivable, less allowance for doubtful accounts of
     $16,104, $14,112 and $17,707, respectively......................................        104,218      119,787       169,436
    Accrued unbilled revenues........................................................         21,972       22,197       107,377
    Gas in inventory.................................................................         96,533      101,742        67,910
    Property taxes assessed applicable to future periods.............................         26,870       23,456        60,592
    Accrued gas cost recovery revenues...............................................              -       33,585        27,672
    Other............................................................................         32,375       22,602        23,025
                                                                                          ----------   ----------    ----------
                                                                                             294,116      341,651       466,022
                                                                                          ----------   ----------    ----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.....................................         19,229       20,357        19,479
    Deferred postretirement benefit costs............................................              -        7,103         4,863
    Deferred environmental costs.....................................................         27,600       28,016        28,233
    Prepaid benefit costs............................................................         71,345       54,103        64,307
    Other............................................................................         55,209       48,660        50,206
                                                                                          ----------   ----------    ----------
                                                                                             173,383      158,239       167,088
                                                                                          ----------   ----------    ----------
  Property, Plant and Equipment......................................................      2,741,653    2,609,095     2,668,294
    Less - Accumulated depreciation and depletion ...................................      1,303,841    1,221,009     1,243,060
                                                                                          ----------   ----------    ----------

                                                                                           1,437,812    1,388,086     1,425,234
                                                                                          ----------   ----------    ----------

                                                                                          $1,905,311   $1,887,976    $2,058,344
                                                                                          ==========   ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable.................................................................     $   92,051   $   99,223    $  130,725
    Notes payable....................................................................        140,022      194,013       265,126
    Current portion of long-term debt and capital lease obligations..................         28,099       53,213        53,232
    Federal income, property and other taxes payable.................................         40,602       33,241        84,788
    Customer deposits................................................................         14,026       10,787        12,860
    Other............................................................................         56,921       50,885        63,309
                                                                                          ----------   ----------    ----------
                                                                                             371,721      441,362       610,040
                                                                                          ----------   ----------    ----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes................................................         79,273       83,160        76,523
    Unamortized investment tax credit................................................         33,206       35,050        34,588
    Tax benefits amortizable to customers............................................        123,540      112,930       116,313
    Accrued environmental costs......................................................         32,000       32,000        32,000
    Minority interest................................................................         16,927       18,503        17,604
    Other............................................................................         38,553       59,838        43,954
                                                                                          ----------   ----------    ----------
                                                                                             323,499      341,481       320,982
                                                                                          ----------   ----------    ----------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS (NOTE 2) ......................        625,999      551,254       550,318
                                                                                          ----------   ----------    ----------
  COMMITMENTS AND CONTINGENCIES (NOTE 4)

  COMMON SHAREHOLDER'S EQUITY
    Common stock.....................................................................         10,300       10,300        10,300
    Additional paid-in capital.......................................................        230,399      230,399       230,399
    Retained earnings................................................................        343,393      313,180       336,305
                                                                                          ----------   ----------    ----------
                                                                                             584,092      553,879       577,004
                                                                                          ----------   ----------    ----------
                                                                                          $1,905,311   $1,887,976    $2,058,344
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

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (THOUSANDS OF DOLLARS)

                                                                                     NINE  MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                 ------------------------
                                                                                    1997          1996
                                                                                 ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.................................................................... $   47,088    $  52,454
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income.................................................     78,084       73,963
        Charged to other accounts...............................................      5,660        5,667
      Deferred income taxes - current...........................................    (25,229)      (5,372)
      Deferred income taxes and investment tax credit - net............               8,595       10,715
      Other.....................................................................     (1,159)      (1,946)
      Changes in assets and liabilities, exclusive of changes
        shown separately........................................................     96,908      (24,184)
                                                                                 ----------    ---------
          Net cash provided from operating activities.........................      209,947      111,297
                                                                                 ----------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net...........................................................   (125,104)      (2,622)
  Issuance of long-term debt (Note 2)...........................................    124,051       69,645
  Additional paid-in-capital....................................................          -        1,614
  Cash dividend paid:
    Common stock................................................................    (40,000)      (7,000)
    Preferred stock.............................................................          -          (54)
  Retirement of long-term debt and preferred stock.........................         (74,792)      (5,435)
                                                                                 ----------    ---------
          Net cash (used for) provided from financing activities..........         (115,845)      56,148
                                                                                 ----------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..........................................................    (97,042)    (146,277)
  Other - net...................................................................      5,078      (11,355)
                                                                                 ----------    ---------
          Net cash used for investing activities................................    (91,964)    (157,632)
                                                                                 ----------    ---------

Net Increase in Cash and Cash Equivalents...................................          2,138        9,813
Cash and Cash Equivalents, January 1..........................................       10,010        8,469
                                                                                 ----------    ---------
Cash and Cash Equivalents, September 30....................................      $   12,148    $  18,282
                                                                                 ==========    =========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net................................................... $   61,679    $  58,180
    Accrued gas cost recovery revenues..........................................     28,318      (34,163)
    Accrued unbilled revenues...................................................     85,405       68,937
    Gas in inventory............................................................    (28,623)     (61,551)
    Property taxes assessed applicable to future periods...............              33,722       34,703
    Accounts payable............................................................    (38,674)     (10,101)
    Federal income, property and other taxes payable....................            (44,186)     (53,971)
    Other current assets and liabilities........................................      8,953        1,363
    Deferred and prepaid benefit costs..........................................     (2,175)     (23,396)
    Deferred assets and liabilities.............................................     (7,511)      (4,185)
                                                                                 ----------    ---------
                                                                                 $   96,908    $ (24,184)
                                                                                 ==========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized........................................ $   37,073    $  28,501
                                                                                 ==========    =========
    Federal income taxes........................................................ $   39,530    $  28,792
                                                                                 ==========    =========
  Noncash financing activities:
    Transfer of pipeline net assets from MCN...................................  $        -    $  17,008
                                                                                 ==========    =========



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

          MichCon has entered into variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with the first mortgage bonds issued May 1997. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of debt from 7.31% to 6.32% for the five months ended September 30, 1997. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of debt from 7.06% to 5.91% for the five months ended September 30, 1997.

          During April 1997, MichCon subsidiaries borrowed $40,000,000 under a nonrecourse credit agreement. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in June 1997 with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At September 30, 1997, $37,600,000 was outstanding at a weighted average interest rate 6.34%.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)




2.   CAPITALIZATION - (CONTINUED)

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

3.   LINES OF CREDIT

     MichCon has established credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. These credit lines totaling $300,000,000 support its commercial paper program. Commercial paper of $61,571,000 was outstanding as of September 30,1997 under these lines. The 364-day revolving credit facility was renewed in July 1997. Both revolving credit facilities expire in July 1998.

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



EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          EXHIBIT
          NUMBER                   DESCRIPTION
          -------  --------------------------------------------------

          12-1     Computation of Ratio of Earnings to Fixed Charges.

          27-1     Financial Data Schedule.



     (b)  Reports on Form 8-K

          None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICHIGAN CONSOLIDATED GAS COMPANY



Date: November 7, 1997                      By:   /s/  Howard L. Dow III
                                               -------------------------
                                                       Howard L. Dow III
                                                       Vice President and
                                                     Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

12-1                    Computation of Ratio Earning to Fixed Charges.

27-1                    Financial Data Schedule