Form 10-K405
period 1997-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1998-03-02
CIK 65632

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-K
(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997, or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------   -----------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
               ---

     All of the registrant's 10,300,000 outstanding shares of common stock, par value $1 per share, are owned by MCN Energy Group Inc.

                    Documents Incorporated by Reference: None


================================================================================

                            KEY TO ABBREVIATED TERMS

Antrim Gas...........................................    Natural  gas  produced from  shallow wells in the Devonian
                                                         (Antrim) shale formations.

Degree Days..........................................    A measure  of the  coldness  of the  weather  based on how much the  average  daily  temperature  is below 65 degrees
                                                         Fahrenheit.

End User Transportation..............................    A  gas   delivery   service   provided   to   large-volume
                                                         commercial and industrial  customers who purchase  natural gas directly from producers or brokerage companies.

FERC.................................................    Federal  Energy  Regulatory  Commission;  a federal agency that  determines  the rates and  regulations of interstate pipelines.

Gas Markets..........................................    Gas  sales,  end  user   transportation  and  intermediate
                                                         transportation deliveries.

Gas Storage..........................................    The  process  of   injecting,   storing  and   withdrawing
                                                         natural  gas  from  a  depleted  underground  natural  gas field or salt cavern.

GCR..................................................    Gas Cost  Recovery;  a process by which  MichCon,  through annual gas cost  proceedings  before the  Michigan  Public
                                                         Service  Commission,  is allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation..........................    A gas  delivery  service  provided to gas  producers,  gas brokers  and  other  gas  companies  that own the  natural gas, but are not the ultimate consumers.

MCN..................................................    MCN Energy Group Inc. and its subsidiaries.

MichCon..............................................    Michigan   Consolidated   Gas  Company;   a  wholly  owned
                                                         natural  gas  distribution  and  intrastate   transmission
                                                         subsidiary of MCN.


MichCon Pipeline Co..................................    A wholly  owned  subsidiary  of  MichCon  that  engages in pipeline projects through its subsidiaries.

                            KEY TO ABBREVIATED TERMS
                                   (concluded)

MPSC.................................................    Michigan  Public  Service  Commission;  the  regulator  of intrastate  aspects of the  natural  gas  industry  within the State of Michigan.

Normal Weather.......................................    The average daily  temperature  within  MichCon's  service area during a recent 30-year period.

Spot Market..........................................    The buying and  selling  of  natural  gas on a  short-term basis, typically month to month.

Units of Measurement

Bcf..................................................    One billion cubic feet of natural gas.

Mcf..................................................    One thousand cubic feet of natural gas.

MMcf.................................................    One million cubic feet of natural gas.

/d...................................................    Added to MMcf or Bcf to denote average volumes per day.

                                TABLE OF CONTENTS


CONTENTS                                                                                                  PAGE
--------                                                                                                 NUMBER
                                                                                                         ------
Part I

   Item 1.    Business.....................................................................................  1

   Item 2.    Properties...................................................................................  9

   Item 3.    Legal Proceedings............................................................................  9

   Item 4.    Submission of Matters to a Vote of Security Holders.......................................... 10

Part II

   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................ 11

   Item 6.    Selected Financial Data...................................................................... 12

   Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................ 13

   Item 8.    Financial Statements and Supplementary Data.................................................. 21

   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................................... 44

Part III

   Item 10.   Directors and Executive Officers of the Registrant........................................... 44

   Item 11.   Executive Compensation....................................................................... 44

   Item 12.   Security Ownership of Certain Beneficial Owners and Management............................... 44

   Item 13.   Certain Relationships and Related Transactions............................................... 44

Part IV

   Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.............................. 45

Signatures    ............................................................................................. 47

                                     Part I

Item 1.  Business

     MichCon is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for nearly 150 years. MichCon is a natural gas utility primarily engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon, a wholly-owned subsidiary of MCN, operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan.

        At December 31, 1997, MichCon and its subsidiaries employed 2,867 persons. Of that number, slightly less than half are covered by five collective bargaining agreements. In December 1997, MichCon successfully negotiated and signed two collective bargaining agreements. The remaining three agreements covering approximately 15% of the workforce will expire in June 1998.

Gas Sales & Transportation

     MichCon serves 1.2 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City and Muskegon metropolitan areas and in various other communities throughout the state of Michigan. The following services are provided by MichCon:

     Gas Sales - Includes the sale and delivery of natural gas to residential and small-volume commercial customers.

     End User Transportation - Through this service, large-volume commercial and industrial customers that purchase natural gas directly from producers or brokerage companies utilize the Company's network to transport the gas to their facilities.

     Intermediate Transportation - Provides transportation service through the Company's gathering and high pressure transmission system to producers, brokers and other local distribution companies that own the natural gas, but are not the ultimate consumer.

                                                                       1997               1996                1995
                                                                  ---------------    ----------------   -----------------
REVENUE (In millions of dollars)
Gas Sales................................................          $     1,062.8.     $     1,085.8       $        917.2
End User Transportation..................................                   84.5.              82.2                 80.4
Intermediate Transportation..............................                   55.2.              48.6                 31.9
                                                                   --------------    ---------------     ----------------
    Total Sales and Transportation ......................                1,202.5.           1,216.6              1,029.5
                                                                   --------------    ---------------     ----------------
Other ...................................................                   51.2.              42.2                 51.3
                                                                   ==============    ===============     ================
   Total Operating Revenues ............................           $     1,253.7.     $     1,258.8       $      1,080.8
                                                                   ==============    ===============     ================

MARKETS (Bcf)
Gas Sales................................................                  205.8              217.7               206.9
End User Transportation..................................                  145.0              146.7               145.3
Intermediate Transportation..............................                  586.4              527.5               341.6
                                                                   ==============    ===============    ================
   Total Sales and Transportation ......................                   937.2              891.9               693.8
                                                                   ==============    ===============    ================

     EFFECT OF WEATHER: MichCon's gas sales and end user transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings
---------------------------------------------

                                                                                       1997      1996    1995
                                                                                    -------   -------   -----
          Percentage Colder Than Normal.......................................       0.8%        5.4%      0.3%
          Increase From Normal in:
              Gas Markets (in Bcf)............................................       0.6        10.9       1.5
              Net Income (in Millions)........................................    $  0.5      $  9.9     $ 1.4

     GAS SALES: Revenues decreased $23.0 million in 1997 due primarily to reduced gas sales as a result of warmer weather, partially offset by higher prices to recover gas costs. This market represents 22% of total deliveries and produced approximately 75% of MichCon's gross profit margin from sales and transportation services (gross profit margin). The average margin per Mcf from gas sales was $2.09 in 1997 and $2.06 in 1996.

     Competition in the gas sales market comes primarily from alternative fuels such as electricity, propane and, to a lesser degree, oil and wood, and other natural gas providers in a few areas. Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon's service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels. Service and price are the primary factors affecting this market.

     MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to maintain financial results. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will increase efforts to reduce cost of gas and operating costs, and will take advantage of growth opportunities to expand to new geographic areas.

     MichCon's Market Expansion Program is intended to spur demand for natural gas in areas currently not served. The program is primarily targeted at residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of other higher-cost fuels, such as propane and fuel oil, to switch to natural gas for space heat and other applications. This program has contributed 15% of the 72,673 new customers added during the past 3 years. In 1997, 9 new areas of Michigan were served by MichCon, bringing the total number of new areas added since the program's inception in 1984 to 137.

     Cost of gas sold per Mcf for 1997 was $3.11, an increase of $.19 (6.5%) over 1996. MichCon still retained a significant cost advantage over competing fuels. Cost of gas sold per Mcf for 1996 increased from 1995 by $.56 (24%).

     END USER TRANSPORTATION: Deliveries decreased in 1997 as a result of warmer weather. In 1997, this market accounted for 15% of total gas deliveries and produced approximately 15% of MichCon's gross profit margin.

     At December 31, 1997, MichCon had end user transportation agreements representing annual volumes of 151 Bcf. Approximately 56% of these volumes are under contracts that extend to 1999 or beyond and include the majority of the large, and most price-sensitive, customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 1998 and relate to a large number of low volume users with relatively low price sensitivity.

     Through technical and financial assistance, industrial and commercial customers have been encouraged to increase the use of natural gas. The natural gas-fueled power generation market accounted for approximately 31 Bcf of gas deliveries in both 1996 and 1997. Air compressors and other small engines in certain commercial applications also provide possibilities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, even though a higher initial outlay for gas-burning equipment may be required.

     The primary focus of competition in this market is total cost of fuel. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources such as coal, electricity, oil and steam. In addition, some of these customers could bypass MichCon's distribution system and obtain gas directly from a pipeline company. However, cost differentials must be sufficient to offset the substantial investment costs and risks associated with fuel switching or bypass. MichCon competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the company's extensive storage capacity and multiple supply sources. Almost all significant customers that are in proximity to other company's pipeline facilities are under long-term contracts.

     In the past several years, MichCon has been successful in converting many customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, in the past several years, MichCon has not experienced any significant fuel switching by its customers. In 1997, approximately 22 Bcf of MichCon's transportation deliveries were to customers who displaced coal with natural gas.

     Although the MPSC has approved a direct access program for the state's two largest electric utilities which will allow large electric users to directly purchase lower priced electricity, beginning in mid-1998, this program is not expected to materially impact the competitiveness of natural gas.

     INTERMEDIATE TRANSPORTATION: This service accounts for 63% of total gas volumes but, due to the lower rates applicable to this service, represents only 10% of MichCon's gross profit margin. The increases in intermediate transportation deliveries in 1997 and 1996 are due primarily to the sale of additional transportation services including increased transportation volumes of Michigan gas production. Volumes were also impacted by lower deliveries to major fixed-fee customers in 1997 compared to increased deliveries in 1996. Although volumes for these fixed-fee customers have varied, the related revenues were not significantly affected.

     MichCon's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, marketers, distribution companies and other pipelines. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada.

     In 1997, through efficient use of transmission and storage assets as well as upstream supply, MichCon sold significant short-term services resulting in increased revenues from 1996.

     There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system, which is owned by MichCon Pipeline Company (MichCon Pipeline). This expansion contributed 128.5 Bcf in volumes transported during 1997 and 75 Bcf in 1996.

     MichCon Pipeline, a wholly-owned, non-utility subsidiary of MichCon, is involved in ventures that transport natural gas and natural gas liquids from northern and east-central Michigan gas fields to processing plants in the northern part of the state. In December 1997, MichCon Pipeline purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. The cost of the pipeline was approximately $13 million and is expected to transport approximately 44 Bcf of Antrim gas annually. During 1997, MichCon Pipeline transported an average of 646 MMcf/d of natural gas and related liquids. The transportation rate on the Saginaw Bay Pipeline, which was to decrease 40% in accordance with the terms of a contract that reduces the transportation rate for the last 10 years of the agreement was successfully renegotiated at the maximum MPSC approved rate during 1997. Moreover, Saginaw Bay was successful in restructuring all transportation contracts relating to the Saginaw Bay Pipeline to the maximum tariff rates.

     In January 1997, MichCon placed into service a 59-mile loop of its existing Milford to Belle River Pipeline at a cost of approximately $91 million. The pipeline has improved the overall reliability and efficiency of MichCon's gas storage and transmission system by mitigating the risk of disruption in the operation of the existing pipeline or other facilities used to supply gas to MichCon's customers. In addition, the pipeline provides significant off-system transportation opportunities as discussed below.

     With significant new supplies of western Canadian gas projected into the Chicago area beginning in November 1998, MichCon is in an excellent position to increase revenues through transportation to growing markets in eastern Canada and the Northeast U.S. In December 1997, MichCon entered into a long-term lease of capacity on its Milford to Belle River Pipeline with Vector Pipeline to effectuate transportation from Chicago supplies to Dawn, Ontario if and when Vector is constructed and placed in service, potentially in late 1999 or 2000. Additional opportunities for transportation services are being pursued which will further maximize the use of MichCon's existing transmission infrastructure.

     In 1998 MichCon expects to exercise its option to purchase a 50% interest in an additional pipeline under the St. Clair River to link MichCon's system with Consumers' Gas of Toronto's pipeline facilities. This project will further enhance MichCon's ability to transport gas bound for both Canadian and Northeast U.S. markets.

ENERGY ASSISTANCE PROGRAMS

        Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agencys' State Emergency Relief Program, remain critical to MichCon's ability to control its uncollectible expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible costs, including those related to these energy assistance programs.

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP) which funds the State of Michigan's Home Heating Credit program. In 1997 Congress provided $1.0 billion for LIHEAP and supplemented it with a $300 million emergency fund that could be tapped only upon order of the President. The State of Michigan received $64 million of the total $1.2 billion that was released in 1997. The bulk of this money was passed on to qualified taxpayers in the form of Michigan Home Heating Credits. MichCon received $12.7 million through this program in 1997. Home Heating Credits assisted 83,000 MichCon customers in 1997. Congress voted to continue LIHEAP in 1998 and 1999. For federal Fiscal Year 1998, which began October 1, 1997, Congress continued funding at the $1.0 billion level and again authorized a $300 million emergency fund. In addition, it appropriated $1.1 billion for federal Fiscal Year 1999 subject to revision as part of Congress' 1999 budget deliberations. MichCon is currently working with federal and state officials to identify other ways to obtain energy assistance for low-income customers, and is taking actions to minimize the impact a reduction in LIHEAP funds could have on MichCon's financial position.

GAS SUPPLY

     MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. This geographic and contractual diversity of supply ensures that MichCon will be able to meet the requirements of its present and future customers with reliable supplies of natural gas at competitive, market responsive prices. The company's objective is to rank in the lowest quartile for cost of gas among comparable gas utilities in the Midwest. Although MichCon's gas costs rose 6.5% during the year to $3.11 per Mcf, they remained in the lowest quartile among a group of 22 utilities in the region, having decreased 15% over the last ten years. MichCon believes that its gas purchasing strategies will enable it to maintain its low cost position. Cost of gas sold decreased in 1997 as a result of lower sales volumes, due primarily to warmer weather as well as supplier refunds. Under its gas cost recovery mechanism, MichCon expects to continue to collect all of its cost of gas sold.

Gas Supply Purchases(Bcf)

                                                                        1997              1996                1995
                                                                   ---------------   ----------------   -----------------
Long-term Supply:
   Michigan Producers.....................................                   66.0               86.3                90.9
   Interstate Suppliers...................................                   13.8               14.5                18.2
   Canadian Suppliers.....................................                   31.3               37.3                31.5
Spot Market...............................................                   85.8               90.6                52.2
                                                                    --------------    ---------------    ----------------
                                                                            196.9              228.7               192.8
                                                                    ==============    ===============    ================

     MichCon purchased 34% of its 1997 supply from Michigan producers, 50% from producers in the southern and midcontinent regions of the United States and 16% from Canadian producers. These supplies are complemented by 130 Bcf of working storage capacity from storage fields owned and operated by MichCon in Michigan, of which 25 Bcf is leased to others.

     MichCon has long-term firm transportation agreements with ANR and Great Lakes Gas Transmission Limited Partnership (Great Lakes). Under these agreements, ANR is obligated to transport approximately 375 MMcf/d of supply during the summer months and 310 MMcf/d of supply during the winter months for MichCon, while Great Lakes is obligated to transport 30 MMcf/d. These transportation agreements expire on various dates between 1999 and 2011.

     MichCon also has contracts with independent Michigan producers that expire on various dates through 2011. MichCon continues its supply strategy of purchasing gas under contracts that tie purchase prices to spot market prices. To mitigate price volatility related to spot market prices for sales customers, MichCon has been authorized by the MPSC to change its supply strategy to purchase up to one-third of its gas under fixed price contracts.

     MichCon has also developed a program for fixing the prices of individual forward months for a maximum of one-third of its supply. This program is based on an analysis of the historic price activity over the past five years, and would give MichCon the flexibility to take advantage of price dips below historical averages. This program was implemented in March 1997 and since that time small blocks of gas have been purchased at fixed prices for 1998.

     At December 31, 1997, MichCon owned and operated five natural gas storage fields in Michigan with a working storage capacity of approximately 130 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand is at its lowest. The use of this storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline costs. During 1997, MichCon's maximum one-day sendout exceeded 2.3 Bcf, of which approximately 70% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with approximately 70% coming from underground storage. MichCon also leases 25 Bcf of its natural gas storage capacity to an affiliated company and third parties.

REGULATION AND RATES

     MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. MichCon is also subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

     GENERAL RATE PROCEEDINGS:   MichCon  received   authorization  to  defer
manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1997 is approximately $1.7 million. Any excess costs are to be amortized over a 10 year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

     MichCon filed an application with the MPSC in October 1996 requesting authority to decrease depreciation rates from the existing 4.09% to 3.44%. In December 1997 the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. While the Michigan Attorney General has appealed the depreciation order, management believes the MPSC order approving the lower depreciation rates will be upheld.

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

     In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net under-recovery of approximately $28 million, including interest. The total 1996 underrecovery was rolled into MichCon's 1997 GCR cost recovery, pursuant to the prospective refunding methodology discussed above. In September 1997, the MPSC issued an order finding that all of MichCon's 1996 gas costs were reasonable and prudent, including $4.4 million in interest costs from Panhandle related to certain direct billings.

     In July 1997, MichCon filed its 1998 GCR Plan Case. An MPSC order is expected in May 1998.

     In February 1998, MichCon filed its 1997 GCR reconciliation case indicating a net under-recovery of approximately $13 million, including interest. An MPSC order is expected in late 1998.

ENVIRONMENTAL MATTERS

     Prior to the 1940's when major natural gas pipelines became sufficient to meet MichCon's supply requirements, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 former manufactured gas plant (MGP) sites.

     During the mid-1980s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency.

     MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating four of these sites and conducting more extensive investigations at four other former MGP sites.

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

     MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites.

     During 1997, 1996 and 1995, MichCon spent $0.8 million, $0.9 million and $2.1 million, respectively, investigating and remediating these former MGP sites. At December 31, 1997, the reserve balance was $33.7 million, of which $1.7 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and therefore have an effect on MichCon's financial position and cash flows. However, management believes insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

FRANCHISES

     MichCon operates in over 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish previously expired formal franchises in 233 municipalities. During the period between 1994 and 1997 an additional 168 franchises expired. To date, 381 franchises have been renewed, 11 of which were renewed in 1997 which account for gas sales volumes of approximately 40 Bcf annually. Additionally, two new franchises were acquired. There were no franchises lost.

     As for the 20 franchises that are currently expired, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could be deprived of ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair market value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

     Public utility franchises in Michigan are non-exclusive. Construction under a second franchise granted to another public utility requires authorization by the MPSC, which considers, among other things, the service rendered by the existing utility, the investment by such utility, and the benefit, if any, to the public of having a second utility serve in the area. In June 1996, a statutory amendment was adopted which provides that only irrevocable franchises need municipal voter confirmation. The amendment further clarified that franchises which are not voter confirmed are valid but revocable. In light of that amendment, the Michigan Supreme Court dismissed as moot an appeal involving MichCon concerning the status of utility franchises which had not received voter confirmation.

ITEM 2.  PROPERTIES

     MichCon operates natural gas distribution, transmission and storage facilities in the state of Michigan. At December 31, 1997, MichCon's distribution  system  included  16,537 miles of  distribution  mains,  1,076,212 service lines and 1,190,314 active meters. MichCon owns 2,549 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to five underground storage fields with an aggregate storage capacity of approximately 130 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. In January 1998 MichCon purchased its principal office building in Detroit, The Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

     Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1997 totaled $155.2 million. MichCon's capital requirements for 1998 are anticipated to be approximately $200 million for capital investments.

     The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile major gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline Co., owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay major gathering line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline Co., owns an 82.62% interest in Jordan Valley Pipeline, a 14-mile major gathering line and the Terra-Hayes Pipeline, a 18-mile major gathering line.

     MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile, 11-mile and 25.2 mile major gathering lines and a 2400 horsepower compressor station.

     Thunder Bay Gathering Company, a wholly owned subsidiary of MichCon Pipeline Co., owns substantially all of the properties used in the conduct of its business, including 44 miles of gathering lines.

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

     In September 1996, USEPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. USEPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. USEPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed USEPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed USEPA of its decision. USEPA has not taken any subsequent action against MichCon. USEPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If USEPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause not to comply with the order, the court may impose civil penalties and punitive damages. Management believes MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

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

     MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. On September 13, 1996, plaintiffs' third motion to certify the lawsuit as a class action was granted. MichCon appealed the granting of certification and, on December 2, 1996, the Michigan Court of Appeals granted MichCon's Motion for Immediate Consideration and stayed all further proceedings until the Court issues its decision. MichCon believes that the plaintiffs' allegations are without merit and will continue to defend the case vigorously.

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

     MichCon paid cash dividends of $40.0 million in 1997, $11.3 million in 1996 and $6.5 million in 1995 on its common stock.

                 ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)


Selected Financial Data                                 1997           1996            1995          1994              1993
-------------------------------------------------    ----------    ------------   -------------   ------------     -----------
(Dollars in thousands)

INCOME AVAILABLE FOR COMMON STOCK ...............   $    79,020     $    79,824     $    71,488    $    59,387     $    61,649
                                                    ===========     ===========     ===========    ===========     ===========

Cash Dividends Declared on Common Stock .........   $    40,000     $    11,000     $     6,500    $     8,500     $    75,000
                                                    ===========     ===========     ===========    ===========     ===========

RETURN ON AVERAGE COMMON SHAREHOLDER'S EQUITY....          13.3%           14.7%           15.8%          15.2%           16.6%
                                                    ===========     ===========     ===========    ===========     ===========

PROPERTY, PLANT AND EQUIPMENT ...................   $ 2,790,352     $ 2,668,294     $ 2,413,120    $ 2,189,150     $ 2,084,516

Less - accumulated depreciation and depletion....     1,322,392       1,243,060       1,151,160      1,071,588       1,024,009
                                                    -----------     -----------     -----------    -----------     -----------

Net property, plant and equipment ...............   $ 1,467,960     $ 1,425,234     $ 1,261,960    $ 1,117,562     $ 1,060,507
                                                    ===========     ===========     ===========    ===========     ===========

TOTAL ASSETS ....................................   $ 2,136,336     $ 2,058,344     $ 1,798,493    $ 1,571,910     $ 1,509,120
                                                    ===========     ===========     ===========    ===========     ===========

CAPITAL EXPENDITURES ............................   $   155,208     $   212,668     $   235,767    $   145,421     $   141,279
                                                    ===========     ===========     ===========    ===========     ===========

CAPITALIZATION
Long-term debt ..................................   $   611,763     $   536,561     $   501,396    $   431,870     $   353,214
Long-term capital lease obligations .............         5,344          13,757          15,168         16,459          17,625
Redeemable cumulative preferred stock ...........            --              --              --          2,618           5,618
Common shareholder's equity .....................       616,024         577,004         489,821        417,833         365,785
                                                    -----------     -----------     -----------    -----------     -----------

Total capitalization ............................   $ 1,233,131     $ 1,127,322     $ 1,006,385    $   868,780     $   742,242
                                                    ===========     ===========     ===========    ===========     ===========

SOURCES OF OPERATING REVENUES
Gas sales .......................................   $ 1,079,530     $ 1,058,499     $   896,707    $   954,537     $ 1,079,020
Application of (provision for) refunds-net ......       (16,736)         27,346          20,473            223          (3,164)
End user transportation .........................        84,516          82,210          80,360         76,228          71,412
Intermediate transportation .....................        55,221          48,570          31,913         28,745          19,638
Storage services ................................         7,630           6,956           8,857          8,054           9,084
Conservation and other assistance programs ......        (2,914)         (2,483)         14,499         18,716          23,935
Other ...........................................        46,432          37,687          28,004         25,175          23,590
                                                    -----------     -----------     -----------    -----------     -----------

Total operating revenues ........................   $ 1,253,679     $ 1,258,785     $ 1,080,813    $ 1,111,678     $ 1,223,515
                                                    ===========     ===========     ===========    ===========     ===========

DISPOSITION OF GAS (MMCF)
Gas sales .......................................       205,760         217,672         206,951        201,423         250,510
End user transportation .........................       144,963         146,662         145,288        139,800         128,409
Intermediate transportation .....................       586,496         527,510         341,550        303,617         281,116
                                                    -----------     -----------     -----------    -----------     -----------
                                                        937,219         891,844         693,789        644,840         660,035
Company use and lost gas ........................         3,896           5,746           2,990          2,239           3,828
                                                    -----------     -----------     -----------    -----------     -----------

Total disposition of gas ........................       941,115         897,590         696,779        647,079         663,863
                                                    ===========     ===========     ===========    ===========     ===========

DEGREE DAYS
For calendar period .............................         6,830           7,171           6,777          6,489           6,675
Percent colder (warmer) than normal .............           0.8%            5.4%            0.3%          (4.2)%          (2.2)%

UTILITY CUSTOMERS
Residential .....................................     1,092,334       1,087,450       1,077,668      1,061,300       1,050,188
Total ...........................................     1,178,543       1,169,690       1,159,140      1,141,463       1,129,416

EMPLOYEES .......................................         2,867           3,062           3,128          3,273           3,364

ITEM 7.  MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Earnings for 1997 were $79.0 million, a decrease of $0.8 million from 1996. The 1997 decrease is due primarily to lower gross margins caused by warmer weather, and higher depreciation and financing costs due to capital investments, partially offset by lower operation and maintenance expenses. Earnings for 1996 increased by $8.3 million over 1995 due primarily to increased gross margins resulting from higher gas sales and transportation deliveries due to colder weather.



                                     EARNINGS COMPONENTS (IN MILLIONS)
                                         COMPARING 1997 TO 1996                     COMPARING 1996 TO 1995
                                     ---------------------------------             ------------------------
                                          DOLLAR      PERCENTAGE                     DOLLAR      PERCENTAGE
                                          CHANGE        CHANGE                       CHANGE        CHANGE
                                          ------        ------                       ------        -------
Operating Revenues .................      $(5.1)          (0.4)%                     $178.0          16.5%
Cost of Gas ........................       (4.4)          (0.7)                       152.6          31.5
Gross Margin .......................       (0.7)          (0.1)                        25.4           4.3
Operation and Maintenance ..........      (11.6)          (4.0)                        (0.1)         (0.1)
Depreciation and Depletion .........        5.6            5.7                          9.0          10.1
Property and Other Taxes ...........       (1.0)          (1.7)                         4.8           8.3
Other Income and Deductions ........        3.3            7.0                          3.3           7.4
Income Tax Provision ...............        4.2           10.1                          0.5           1.2


GROSS MARGIN

     Gross margin (operating revenues less cost of gas) decreased in 1997 and increased in 1996, reflecting varying gas sales and end user transportation deliveries due primarily to significantly colder weather in 1996. Additionally, gross margins increased in both periods as a result of the continued growth in intermediate transportation services. Margins in 1997 were also impacted by increased other operating revenues resulting from initiatives to grow revenues by providing gas-related services.


                  EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                  ---------------------------------------------



                                                                    1997          1996         1995
                                                                    ----          ----         -----
Percentage Colder than Normal...............................         0.8%          5.4%         0.3%

Increase from Normal in:
   Gas Markets (Bcf) .......................................         0.6          10.9          1.5
   Net Income (Millions) ...................................        $0.5          $9.9         $1.4


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



                                                              1997             1996            1995
                                                            ---------        ----------     ----------
Gas Markets ($ Millions)
  Gas Sales..........................................       $ 1,062.8        $ 1,085.8      $    917.2
  End User Transportation............................            84.5             82.2            80.4
  Intermediate Transportation........................            55.2             48.6            31.9
  Other .............................................            51.2             42.2            51.3
                                                            ---------        ---------      ----------
                                                            $ 1,253.7        $ 1,258.8      $  1,080.8
                                                            =========        =========      ==========
Gas Markets (Bcf)
  Gas Sales..........................................           205.8            217.7           206.9
  End User Transportation ...........................           145.0            146.7           145.3
  Intermediate Transportation .......................           586.4            527.5           341.6
                                                                -----            -----           -----
                                                                937.2            891.9           693.8
                                                                =====            =====           =====



Operating Revenues

     Gas sales and end user transportation revenues in total decreased $20.7 million in 1997 and increased $170.4 million in 1996. The decrease in revenues for 1997 is due primarily to reduced gas sales and end user transportation deliveries as a result of warmer weather, partially offset by higher prices to recover gas costs. The increase in 1996 gas sales and end user transportation revenues was due primarily to colder weather and higher prices to recover gas costs, as well as marketing initiatives that expanded gas markets.

     Gas sales and gross margins have also been affected by variations in revenues associated with lost gas costs. Gas sales rates are set to recover lost gas costs using an averaging method based on historical lost gas experience. Prior to 1993, MichCon deferred or accrued revenues for differences between historical average lost gas amounts and the actual amount experienced. However, as a result of an October 1993 order issued in MichCon's most recent general rate case, MichCon no longer defers or accrues revenues for these differences in lost gas amounts. Amortization of previously deferred amounts was completed in 1995 and increased revenues by $3.4 million in 1995. As discussed in the "Cost of Gas" section that follows, gross margins have also been impacted by variations in lost gas costs.

     The increases in intermediate transportation deliveries in 1997 and 1996 are due primarily to increased transportation of Antrim gas for Michigan gas producers and brokers. There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system. This expansion contributed 128.5 Bcf in volumes transported during 1997 and 75 Bcf in 1996.

     In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. The cost of the pipeline was approximately $13 million and is expected to transport approximately 44 Bcf of Antrim gas annually.

     In January 1996, MCN transferred its Michigan pipeline operations to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. The pipeline operation contributed 76.5 Bcf in volumes transported during 1997 and 63.3 Bcf in 1996.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     Other operating revenue increased $9.0 million in 1997 due primarily to increased merchandise sales and other gas-related services. The decrease of $9.2 million in the 1996 other operating revenue was due primarily to the discontinuance of MichCon's conservation program, partially offset by an increase in gas processing revenues generated from the Michigan pipeline operations which were transferred from MCN to MichCon at the beginning of 1996.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of gas rates. Through the Gas Cost Recovery (GCR) mechanism, MichCon recovers all of its reasonably and prudently incurred cost of gas sold. As a result, fluctuations in cost of gas sold have little or no effect on gross margins.

     Cost of gas sold decreased in 1997 due to lower sales volumes, due primarily to warmer weather, as well as supplier refunds. Substantially offsetting this decrease was higher spot market prices resulting in a $.19 (6.5%) increase in the cost of good sold per Mcf. In 1996, cost of gas sold increased as a result of significantly higher spot market prices paid for natural gas purchased and higher gas sales volumes due to colder weather. Cost of gas sold for 1996 increased from 1995 by $.56 (24%) per Mcf. To mitigate price volatility related to spot market prices for sales customers, MichCon has been authorized by the Michigan Public Service Commission (MPSC) to change its supply strategy to purchase up to one-third of its gas under fixed price contracts.

     As previously discussed, cost of gas is affected by variations in lost gas amounts. Lost gas costs for 1997 decreased by $0.5 million and increased in 1996 by $6.6 million.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased in 1997 due to decreased pension and retiree health care costs and uncollectible gas accounts expense. Partially offsetting the decrease in 1997 were higher operating expenses related to the increase in merchandise sales. Operation and maintenance expenses decreased slightly in 1996. This was a result of decreased benefit costs, primarily pension and retiree health care costs and a decrease in expenses related to the conservation program. This decrease was offset by increased uncollectible gas accounts expense and additional expenses related to the transfer of the Michigan pipeline operations from MCN to MichCon. Uncollectible gas accounts were driven higher by 1996's colder temperatures and rising gas prices which significantly increased customers' heating bills. The impact of higher heating bills was aggravated by a reduction and delay in the home heating assistance funding obtained by low-income customers.

     MichCon receives a significant amount of its heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP). Congress increased the program's funding to $1 billion for the 1997 fiscal year. The State of Michigan's share of LIHEAP funds was increased from $47.5 million in fiscal year 1996 to $64 million in 1997. The bulk of this money was passed on to qualified taxpayers in the form of Michigan Home Heating Credits. MichCon received $12.7 million through this effort, $3.5 million more than in 1996. Home Heating Credits assisted 83,000 MichCon customers in 1997, compared to 74,000 in 1996. During 1997, Congress approved a budget which provides for federal LIHEAP funding at $1 billion and $1.1 billion for fiscal years 1998 and 1999, respectively. A portion of any future increase or decrease in funding may impact MichCon's uncollectible accounts. MichCon is currently working with federal and state officials to identify other ways to obtain energy assistance for low-income customers, and is taking actions to minimize the impact a reduction in LIHEAP funds could have on MichCon's financial position.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


DEPRECIATION AND DEPLETION

     The increases in depreciation and depletion in both 1997 and 1996 were due to higher plant balances reflecting capital expenditures of $603.6 million over the past three years. The MPSC approved lower depreciation rates for MichCon effective January 1, 1998. In 1998, these new depreciation rates will largely offset the increase in depreciation expense resulting from additional capital expenditures. While the Michigan Attorney General has appealed the depreciation order, management believes the MPSC order approving the lower depreciation rates will be upheld.

PROPERTY AND OTHER TAXES

     Property and other taxes decreased in 1997. The Company reduced its property taxes for 1997 based on pending appeals of personal property tax assessments. The Company has been assessed additional amounts which are being protested. The Company does not believe payments of these additional amounts is probable. Offsetting the reduction in 1997 property and other taxes was an increase in Michigan single business taxes. Property and other taxes increased in 1996 as a result of higher plant balances.

OTHER INCOME AND DEDUCTIONS

     Other income and deductions increased in 1997 and 1996 due to additional interest expense on long-term debt required to finance capital investments. Other income and deductions for 1997 was partially offset by reduced interest on lower outstanding commercial paper. In 1996 other income and deductions was partially offset by an increase in the capitalization of the cost of funds used during construction resulting from higher construction balances.

     Interest on long-term debt increased in 1997 as a result of issuing first mortgage bonds in the aggregate of $85 million and MichCon's nonutility subsidiaries borrowing $40 million under a nonrecourse credit agreement.

INCOME TAX PROVISION

     Income taxes for 1997 increased as a result of higher earnings. The increase in income taxes was also impacted by the amounts recorded in 1996 for the favorable resolution of prior years' tax issues and tax credits. Income taxes for 1996 remained consistent with 1995 despite the increase in earnings due to an increase resulting from the favorable resolution of prior year tax issues.

ENVIRONMENTAL MATTERS

     Prior to the 1940's when major natural gas pipelines became sufficient to meet MichCon's supply requirements, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned 16 such former manufactured gas plant (MGP) sites.

     During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating four of these sites and conducting more extensive investigations at four other former MGP sites.

     In 1984 MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

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

     MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites.

     During 1997, 1996 and 1995, MichCon spent $0.8 million, $0.9 million and $2.1 million, respectively, investigating and remediating these former MGP sites. At December 31, 1997, the reserve balance is $33.7 million, of which $1.7 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial actions costs and therefore have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     MichCon's cash flow from operating activities increased $85.6 million in 1997 from 1996 and decreased $56.5 million in 1996 compared to 1995. The 1997 increase was due primarily to lower working capital requirements reflecting a reduction in the gas cost recovery undercollection and gas in inventory, partially offset by lower net income after adjusting for depreciation and deferred taxes. The 1996 decrease in cash flow from operating activities was due primarily to higher working capital requirements, partially offset by higher net income, after adjusting for depreciation and deferred taxes. Operating cash flows were sufficient for the payment of cash dividends on common stock and a portion of capital investments.

FINANCING ACTIVITIES

     During the latter part of the year, short-term debt is generally incurred to finance increases in gas inventories and customer accounts receivable.
Short-term debt is normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. To meet its

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

seasonal short-term borrowing needs, MichCon normally issues commercial paper which is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility both of which expire July 1998. Commercial paper of $236.7 million was outstanding as of December 31, 1997.

     During 1997, MichCon issued $85 million of first mortgage bonds under its existing shelf registrations. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. The existing shelf registration will allow MichCon to issue up to $215 million of debt securities. MichCon's capital requirements and general market conditions will affect the timing and amount of future issuances.

     MichCon issued $70 million of first mortgage bonds in both 1996 and 1995. The 1996 and 1995 proceeds were used to repay short-term obligations, to finance capital expenditures and for general corporate purposes.

     During  1997,   subsidiaries  of  MichCon  borrowed  $40  million  under  a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of its northern Michigan gathering system.

     During the 1997 second quarter, MichCon redeemed $17 million of long-term debt. MichCon also repaid $50 million of first mortgage bonds on its stated maturity date in May 1997.

     MichCon repaid all amounts owing under its Trust Demand Note and did not renew this program which expired in March 1997 and allowed for borrowings of up to $25 million.

     The  following  table  sets  forth the  ratings  for  securities  issued by
MichCon:


                                    Standard                                Duff &
                                     & Poors            Moody's             Phelp's             Fitch
                                     -------            -------             -------             -----
Commercial paper...............         A1                 P1                 D1                 F1
Long-term debt.................          A                 A2                 A+                  A

These ratings are considered investment grade by each rating agency.

     Consistent with MichCon's capitalization objective, at December 31, 1997, the capitalization ratio was approximately 50% debt and 50% equity excluding nonrecourse debt.

INVESTING ACTIVITIES

     MichCon's capital expenditures for 1997 totaled $155.2 million representing a decrease of $57.5 million compared to 1996. MichCon's capital requirements for 1998 are expected to approximate $200 million for capital investments. Capital expenditures primarily represent the construction of transportation pipelines, the construction of new distribution lines to reach communities not previously served by MichCon and improvements to existing storage, distribution, transmission and information systems.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     As described in Note 9 to the consolidated financial statements, in December 1997, MichCon invested $31.3 million in a Grantor Trust to meet future cash flow obligations related to certain postretirement health care costs.

     It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

OUTLOOK

     MichCon's strategy is to aggressively expand its role as a major provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices. Revenue growth will be achieved through the expansion of MichCon's 1.2 million residential, commercial and industrial customer base. MichCon expects to provide natural gas to approximately 20,000 new customers in 1998. MichCon's market share for residential heating customers in the communities in which it serves is approximately 80%. While this saturation rate is high, significant opportunities exist through conversion of existing homes from other fuels as well as from new construction. MichCon continues to expand the industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment as well as by developing new natural gas technologies.

     Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon has signed contracts with Detroit Edison and other utilities to share the cost of payment processing, meter reading and staking of underground facilities. MichCon is continuing to explore opportunities to share the cost of common, duplicative operating functions.

     In December 1997, MichCon announced an early retirement incentive program. This program is available to approximately 10% of MichCon's work force. Management does not believe that these costs will have a material impact on 1998 net income. However, it is expected to contribute to lower operating costs in future years.

     The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation aimed at giving all customers added choices and more price certainty. The overall package of regulatory changes connected with the gas industry restructuring is expected to generate additional revenue and cost savings opportunities as the restructuring advances. MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers. MichCon remains focused on these goals in 1998 and beyond.

As described in Note 7 to the consolidated financial statements, MichCon complies with the provisions of Statement of Financial Accounting Standards, No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS 71 for all or part if its business and requires the write-off of the portion of any regulatory asset or liability that is no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS 71 for all of its operations as of December 31, 1997, it would have had an extraordinary, non-cash increase to net income of approximately $46 million. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts MichCon's ability to establish prices to recover specific costs, and (2)

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)

a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, MichCon believes that its regulatory assets are probable of future recovery.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1996 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus that the costs associated with modifying internal use software for the year 2000 should be expensed as incurred. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause computer systems to perform inaccurate calculations.

     MichCon has established processes for evaluating and managing the risks and costs associated with the year 2000 issue. MichCon has conducted a review to identify computer systems that could be affected by the inability of these systems to properly recognize the digits for the year 2000. MichCon has developed a corrective plan and is currently implementing such plan. Based on the corrective plan, costs associated with the year 2000 issue are estimated to total approximately $3 million to $4 million over the next two years. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. New systems in process of being installed as well as those installed over the past few years are year 2000 compliant. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

     MichCon is working with its suppliers and operators to mitigate any adverse effects of their system failures on MichCon. As a result, management cannot quantify the impact to MichCon of other companies' system failures, but does not expect it to be material.

     In 1997 the EITF reached a consensus that the cost of business process re-engineering activities, whether done internally or by third parties, is to be expensed as incurred. This consensus also applies when the business process re-engineering activities are part of a project to acquire, develop or implement internal-use software. Management does not expect the financial impact of such activities to be material to MichCon's financial results or operations.

FORWARD-LOOKING STATEMENTS

     The Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomenon; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon's business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets, and (viii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                              PAGE
                                                                                                              ----
Consolidated Statement of Income...........................................................................    22

Consolidated Statement of Financial Position...............................................................    23

Consolidated Statement of Capitalization...................................................................    24

Consolidated Statement of Cash Flows.......................................................................    25

Notes to the Consolidated Financial Statements.............................................................    26

Independent Auditors' Report...............................................................................    41

Supplementary Financial Information - Quarterly Operating Results (Unaudited)..............................    42

Financial Statement Schedule for each of the three years in the period ended
  December 31, 1997, unless otherwise noted-
    Schedule II - Valuation and Qualifying Accounts........................................................    43


             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME



Year ended December 31,                                            1997             1996              1995
----------------------------------------------------           -------------    -------------     -------------
(Thousands of Dollars)                               Note(s)
OPERATING REVENUES
  Gas Sales.........................................           $   1,062,794    $   1,085,845     $     917,180
  Transportation and storage services...............    11           147,367          137,737           121,130
  Other.............................................                  43,518           35,203            42,503
                                                               -------------    -------------     -------------
    Total Operating Revenues........................               1,253,679        1,258,785         1,080,813
                                                               -------------    -------------     -------------
OPERATING EXPENSES
  Cost of gas.......................................                 632,229          636,594           483,962
  Operation and maintenance.........................    11           282,640          294,281           294,424
  Depreciation and depletion........................                 103,703           98,147            89,128
  Property and other taxes..........................                  60,744           61,762            57,012
                                                               -------------    -------------     -------------
    Total operating expenses........................               1,079,316        1,090,784           924,526
                                                               -------------    -------------     -------------
OPERATING INCOME....................................                 174,363          168,001           156,287
                                                               -------------    -------------     -------------
EQUITY IN EARNINGS OF JOINT VENTURES................                   1,199              886               739
                                                               -------------    -------------     -------------
OTHER INCOME AND (DEDUCTIONS)
  Interest income...................................                   4,659            3,900             3,983
  Interest on long-term debt........................                 (45,526)         (40,703)          (35,047)
  Other interest expense............................                  (8,664)          (8,012)           (7,053)
  Minority interest.................................     5            (1,882)            (988)                -
  Other.............................................                     536           (1,756)           (6,182)
                                                               -------------    -------------     -------------
    Total other income and (deductions).............                 (50,877)         (47,559)          (44,299)
                                                               -------------    -------------     -------------
INCOME BEFORE INCOME TAXES..........................                 124,685          121,328           112,727
INCOME TAX PROVISION................................    12            45,665           41,486            41,004
                                                               -------------    -------------     -------------
NET INCOME..........................................                  79,020           79,842            71,723
DIVIDENDS ON PREFERRED STOCK........................                       -               18               235
                                                               -------------    -------------     -------------
NET INCOME AVAILABLE FOR COMMON STOCK...............           $      79,020    $      79,824     $      71,488
                                                               =============    =============     =============


The notes to the consolidated financial statements are an integral part of this statement.

             MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION


December 31                                                                                    1997                   1996
-----------------------------------------------------------------------------               -----------            -----------
(Thousands of Dollars)                                                          Note(s)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents................................................               $    14,353            $    10,010
    Accounts receivable, less allowance for doubtful accounts of
      $15,015 and $17,707 respectively.......................................                   195,662                169,436
    Accrued unbilled revenues................................................                    91,896                107,377
    Gas in inventory.........................................................       2            40,201                 67,910
    Property taxes assessed applicable to future periods.....................                    64,827                 60,592
    Accrued gas cost recovery revenues.......................................       7            12,862                 27,672
    Other....................................................................                    33,361                 23,025
                                                                                            -----------            -----------
                                                                                                453,162                466,022
                                                                                            -----------            -----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.............................                    19,643                 19,479
    Long-term investments....................................................      9c,10         35,110                  3,735
    Deferred postretirement benefit costs....................................      7, 9b             -                  4,863
    Deferred environmental costs.............................................      6b, 7         27,699                 28,233
    Prepaid benefit costs....................................................       9            85,790                 64,307
    Other....................................................................                    46,972                 46,471
                                                                                            -----------            -----------
                                                                                                215,214                167,088
                                                                                            -----------            -----------

  PROPERTY, PLANT AND EQUIPMENT, at cost.....................................       8         2,790,352              2,668,294
    Less - Accumulated depreciation and depletion............................                 1,322,392              1,243,060
                                                                                            -----------            -----------
                                                                                              1,467,960              1,425,234
                                                                                            -----------            -----------

                                                                                            $ 2,136,336            $ 2,058,344
                                                                                            ===========            ===========

LIABILITIES AND CAPITALIZATION
  CURRENT LIABILITIES
    Accounts payable.........................................................               $   130,267            $   130,725
    Notes payable............................................................       4           241,691                265,126
    Current portion of long-term debt and capital lease obligations..........      3a, 8         34,956                 53,232
    Federal income, property and other taxes payable.........................                    78,630                 84,788
    Customer deposits........................................................                    16,363                 12,860
    Other....................................................................                    67,780                 63,309
                                                                                            -----------            -----------
                                                                                                569,687                610,040
                                                                                            -----------            -----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes........................................       12           83,905                 76,523
    Unamortized investment tax credit........................................                    32,745                 34,588
    Tax benefits amortizable to customers....................................       7           122,922                116,313
    Accrued environmental costs..............................................       6b           32,000                 32,000
    Minority interest........................................................       5            17,283                 17,604
    Other....................................................................                    44,663                 43,954
                                                                                            -----------            -----------
                                                                                                333,518                320,982
                                                                                            -----------            -----------



  COMMITMENTS AND CONTINGENCIES                                                    6, 8

  CAPITALIZATION (see accompanying statement)
    Long-term debt, including capital lease obligations......................    3a, 8, 10      617,107                550,318
    Common shareholder's equity..............................................                   616,024                577,004
                                                                                            -----------            -----------
                                                                                              1,233,131              1,127,322
                                                                                            -----------            -----------

                                                                                            $ 2,136,336            $ 2,058,344
                                                                                            ===========            ===========


The notes to the consolidated financial statements are an integral part of this statement.

                MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CAPITALIZATION

Year Ended December 31                                                                1997              1996             1995
-------------------------------------------------------------------------          ----------        ----------       ----------
(Thousands of Dollars)                                                     Note(s)
LONG-TERM DEBT, excluding current requirements                             3a, 10
  First Mortgage Bonds, interest payable semi-annually
    6.25 % series due 1997.................................................        $        -        $        -       $   50,000
    6.3 % series due 1998..................................................                 -            20,000           20,000
    6.51 % series due 1999.................................................            30,000            30,000               -
    5.75 % series due 2001.................................................            60,000            60,000           60,000
    8 % series due 2002....................................................            70,000            70,000           70,000
    6.72 % series due 2003.................................................             4,150             4,150            4,150
    6.8 % series due 2003..................................................            15,850            15,850           15,850
    9.125 % series due 2004................................................            55,000            55,000           55,000
    7.15 % series due 2006.................................................            40,000            40,000               -
    7.21 % series due 2007.................................................            30,000                -                -
    7.06 % series due 2012.................................................            40,000                -                -
    8.25 % series due 2014.................................................            80,000            80,000           80,000
    7.6 % series due 2017..................................................            14,990                -                -
    9.5 % series due 2019..................................................                -              5,000            5,000
    7.5 % series due 2020..................................................            29,641            29,812           30,000
    9.5 % series due 2021..................................................            40,000            40,000           40,000
    6.75 % series due 2023.................................................            17,177            17,782           18,416
    7 % series due 2025....................................................            40,000            40,000           40,000
    Unamortized discount ..................................................            (1,235)           (1,349)          (1,390)
  Unsecured Notes - 9.750 % series due 2000
    interest payable semi-annually.........................................                -             12,000           12,000
  Long-term capital lease obligations......................................     8       5,344            13,757           15,168
  Other long-term debt.....................................................     5      46,190            18,316            2,370
                                                                                   ----------        ----------       ----------
  Total....................................................................           617,107           550,318          516,564
                                                                                   ----------        ----------       ----------

COMMON SHAREHOLDER'S EQUITY
  COMMON STOCK, par value $1 per share - authorized, for
    all periods, 15,100,000 shares; outstanding 10,300,000 shares..........            10,300            10,300           10,300
                                                                                   ----------        ----------       ----------

  ADDITIONAL PAID-IN CAPITAL
    Balance - beginning of period..........................................           230,399           211,777          204,777
    Equity investment......................................................     5           -            18,622            7,000
                                                                                   ----------        ----------       ----------

    Balance - end of period................................................           230,399           230,399          211,777
                                                                                   ----------        ----------       ----------

  RETAINED EARNINGS
    Balance - beginning of period..........................................           336,305           267,744          202,756
    Net income.............................................................            79,020            79,842           71,723
    Cash dividends declared:
      Common stock.........................................................           (40,000)          (11,263)          (6,500)
      Preferred stock......................................................    3b           -               (18)            (235)
                                                                                   ----------        ----------       ----------

    Balance - end of period................................................           375,325           336,305          267,744
                                                                                   ----------        ----------       ----------

Total common shareholder's equity..........................................           616,024           577,004          489,821
                                                                                   ----------        ----------       ----------

Total capitalization.......................................................        $1,233,131        $1,127,322       $1,006,385
                                                                                   ==========        ==========       ==========


The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,                                                                1997           1996          1995
--------------------------------------------------------------------------------    ----------      -------       -------
(Thousands of Dollars)                                                          Note(s)

CASH FLOW FROM OPERATING ACTIVITIES

  Net income .....................................................................    $  79,020    $  79,842    $  71,723
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income ..................................................      103,703       98,147       89,128
        Charged to other accounts ................................................        7,663        7,579        7,318
      Deferred income taxes - current ............................................       (3,130)       4,963        9,739
      Deferred income taxes and investment tax credit - net....................... 12    10,853        6,999        6,474
      Other ......................................................................         (679)      (2,629)         878
      Changes in assets and liabilities, exclusive of changes
        shown separately .........................................................      (10,167)     (93,207)     (27,033)
                                                                                      ---------    ---------    ---------
          Net cash provided from operating activities ............................      187,263      101,694      158,227
                                                                                      ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net.............................................................4     (23,435)      68,491       28,178
  Issuance of long-term debt......................................................3a    124,051       69,645       68,764
  Equity investment ..............................................................           --        1,614        7,000
  Cash dividend paid:
    Common stock .................................................................      (40,000)     (11,263)      (6,500)
    Preferred stock ..............................................................           --          (54)        (276)
  Retirement of long-term debt and preferred stock................................3     (76,854)      (6,384)      (4,757)
                                                                                      ---------    ---------    ---------
          Net cash (used for) provided from financing activities .................      (16,238)     122,049       92,409
                                                                                      ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ...........................................................     (155,208)    (212,668)    (235,767)
  Other - net ....................................................................      (11,474)      (9,534)      (7,705)
                                                                                      ---------    ---------    ---------
          Net cash used for investing activities .................................     (166,682)    (222,202)    (243,472)
                                                                                      ---------    ---------    ---------

Net Increase in Cash and Cash Equivalents ........................................        4,343        1,541        7,164
Cash and Cash Equivalents, January 1 .............................................       10,010        8,469        1,305
                                                                                      ---------    ---------    ---------
Cash and Cash Equivalents, December 31 ...........................................    $  14,353    $  10,010    $   8,469
                                                                                      =========    =========    =========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net ....................................................    $ (43,510)   $   7,807    $ (37,782)
    Accrued gas cost recovery revenues ...........................................       14,810      (28,250)     (18,495)
    Accrued unbilled revenues ....................................................       15,481      (16,243)      (8,901)
    Gas in inventory .............................................................       28,008      (27,719)      37,652
    Accounts payable .............................................................         (585)      21,401       27,537
    Federal income, property and other taxes payable .............................       (6,228)      (2,424)        (611)
    Other current assets and liabilities .........................................       (4,525)       2,669      (11,059)
    Deferred and prepaid benefit costs ...........................................      (16,620)     (44,021)     (20,471)
    Deferred assets and liabilities ..............................................        3,002       (6,427)       5,097
                                                                                      ---------    ---------    ---------
                                                                                      $ (10,167)   $ (93,207)   $ (27,033)
                                                                                      =========    =========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized .........................................    $  52,978    $  45,896    $  40,037
                                                                                      =========    =========    =========
    Federal income taxes .........................................................    $  46,984    $  31,927    $  30,874
                                                                                      =========    =========    =========
  Noncash financing activities:
    Transfer of pipeline net assets from MCN......................................5   $      --    $  17,008    $      --
                                                                                      =========    =========    =========



The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF ACCOUNTING POLICIES

NATURE OF OPERATIONS

     MichCon is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission
(MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation and intermediate transportation. MichCon serves more than 1.2 million residential, commercial and industrial customers. The Company is not dependent upon any one customer or group of customers. Its principal markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, and Muskegon metropolitan areas. MichCon's non-regulated operations are insignificant. MichCon is a wholly owned subsidiary of MCN Energy Group Inc.

     Less than half of MichCon's labor force is covered by collective bargaining agreements, with the earliest agreements set to expire in June 1998. Fifteen percent of the Company's labor force is covered under the agreements expiring in June 1998.

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

     Certain reclassifications have been made to prior years' statements to conform with the 1997 presentation.

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead, non-depreciable base gas and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $3,188,000, $5,233,000 and $1,644,000 in 1997, 1996 and 1995,
respectively.

DEPRECIATION AND DEPLETION

     MichCon records depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 4.1% in 1997 and 4.4% in 1996 and 1995.

FINANCIAL INSTRUMENTS

     To manage interest rate exposure, MichCon and its subsidiaries engage in interest rate swaps that exchange fixed and variable rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. The difference to be paid or received on these swaps is accrued and recorded as an adjustment to interest expense over the life of the agreements.

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

     Investment tax credits relating to property placed into service were deferred and are being credited to income over the life of the related property.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS

     MichCon considers all highly liquid investments, excluding restricted investments, purchased with a maturity of three months or less to be cash equivalents.

2.   GAS IN INVENTORY

     Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1997, the replacement cost exceeded the $40,201,000 LIFO cost by $170,240,000 and at December 31, 1996, the replacement cost exceeded the $67,910,000 LIFO cost by $240,442,000. MichCon's current GCR tariff provisions prevent MichCon from retaining any benefits from a lower cost of gas sold resulting from liquidating its LIFO inventory. MichCon's LIFO inventory balance was 64.8 Bcf and 73.6 Bcf as of December 31, 1997 and 1996, respectively.

     A portion of gas in underground storage used as a pressure base is included in "Property, Plant and Equipment" in the amount of $32,493,000 at December 31, 1997 and $32,792,000 at December 31, 1996.

3.   CAPITALIZATION

     A.   LONG-TERM DEBT

          MichCon issued long-term debt totaling $85,000,000 during 1997.

          Substantially all of the net utility properties of MichCon in the approximate amount of $1,200,000,000 are pledged as security for the payment of outstanding first mortgage bonds.

          During 1997, MichCon subsidiaries borrowed $40,000,000 under a nonrecourse credit agreement. Under terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in June 1997 with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 1997, $36,400,000 was outstanding at a weighted average interest rate 6.43%.

          In the second quarter of 1997, MichCon redeemed $5,000,000 of 9.50% first mortgage bonds and $12,000,000 of 9.75% unsecured notes. MichCon had a variable interest rate swap agreement through April 2000 on the $12,000,000 unsecured notes. This agreement reduced the cost of debt of the fixed-rate unsecured notes from 9.75% to 5.77% for the six months ended June 30, 1997. This swap has been redesignated as a hedge for $12,000,000 of the outstanding $80,000,000 first mortgage bond due May 1, 2004. This redesignation reduced the cost of debt of this fixed rate bond from 8.25% to 7.73% for the six months ended December 31, 1997.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          MichCon entered into variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with the first mortgage bonds issued May 1997. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of debt from 7.31% to 6.32% for the year ended December 31, 1997. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of debt from 7.06% to 5.91% for the year ended December 31, 1997. A subsidiary of MichCon has an interest rate swap agreement on the $15,840,000 outstanding balance of its project loan agreement at December 31, 1997, which effectively fixes the interest rate at 7.5% through February 2003.

          Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1997, are $26,560,000 in 1998, $57,360,000 in 1999, $26,960,000 in 2000, $26,560,000 in 2001, and
     $76,360,000 in 2002.

     B.   CUMULATIVE PREFERRED AND PREFERENCE STOCK

          During January 1996, MichCon redeemed all of its outstanding Redeemable Cumulative Preferred Stock, $2.05 Series shares at the sinking fund redemption price of $25 per share. MichCon has 7,000,000 shares of $1 per share par value Redeemable Cumulative Preferred Stock authorized at December 31, 1997. MichCon has 4,000,000 shares of $1 per share par value Preference Stock authorized; however, no shares were outstanding at December 31, 1997.

4.   CREDIT FACILITIES AND SHORT-TERM BORROWINGS

     MichCon maintains credit lines to allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. Both credit facilities expire in July 1998. MichCon usually issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1997 and 1996 totaled
$236,740,000 and $238,251,000, respectively, at weighted average interest rates of 5.8% and 5.5%, respectively. This debt is classified as short-term based upon management's intent to repay it within one year. Fees are paid to compensate banks for lines of credit.

     During  1996,   MichCon  had  a  Trust Demand Note  program  which  allowed
MichCon to borrow up to $25,000,000 through March 1997. At December 31, 1996, borrowings of $25,000,000 were outstanding under this program at an interest rate of 5.9%. The Trust Demand Note program was not renewed in 1997.

5.   TRANSFER OF SUBSIDIARIES

        In January 1996, MCN's Michigan pipeline operations were transferred, at book value, to MichCon in order to consolidate MCN's Michigan gathering pipeline activities within one business unit. Net assets transferred to MichCon totaled approximately $18,622,000 including cash of $1,614,000 and long-term debt of $17,600,000. The contribution from these pipeline operations to MichCon's consolidated net income was approximately $1,714,000 and $626,000 for the years ended 1997 and 1996, respectively. The pipeline operations have investments in certain partnerships. Outside partners have interests in these partnerships ranging from 17% to 54%.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   COMMITMENTS AND CONTINGENCIES

     A.   GUARANTY

          A subsidiary of MichCon and an unaffiliated corporation have formed a series of partnerships engaged in the construction and development of a residential community on the Detroit riverfront (Harbortown). One of the partnerships obtained $12,000,000 of tax-exempt financing due June 2004 through the Michigan State Housing Development Authority. Both partners and their parent corporations have issued guaranties for the full amount of this financing and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

     B.   ENVIRONMENTAL MATTERS

          Prior to the 1940's when major natural gas pipelines became sufficient to meet MichCon's supply requirements, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns or previously owned 16 such former manufactured gas plant (MGP) sites.

          During the mid-1980's, MichCon conducted preliminary environmental investigations at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality. None of these former MGP sites are on the National Priorities List prepared by the U.S. Environmental Protection Agency.

          MichCon is not involved in any administrative proceedings regarding these former MGP sites, but is currently remediating four of these sites. More extensive investigations are underway at four other former MGP sites.

          In 1984 MichCon established an $11,700,000 reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

          MichCon   employed   outside   consultants  to  evaluate   remediation
     alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30,000,000 to $170,000,000 based on undiscounted 1995 costs. As a result of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32,000,000 during 1995.

          MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          During 1997,  1996,  and 1995,  MichCon spent  $835,000,  $900,000 and
     $2,100,000, respectively, investigating and remediating these former MGP sites. At December 31, 1997, the reserve balance is approximately $33,741,000, of which $1,741,000 is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

     C.   COMMITMENTS

          MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, prices under the purchase contracts are determined by formulas based on market prices. In 1998, MichCon has firm purchase commitments for approximately 124 Bcf of gas. The Company expects that sales will exceed its minimum purchase commitments. MichCon has long-term transportation contracts with various interstate pipeline companies which expire on various dates through the year 2011. The Company is committed to pay demand charges of approximately $53,000,000 during 1998 related to firm transportation agreements. These demand charges are recoverable through the GCR mechanism.

          Capital investments for 1998 are expected to approximate $200,000,000 and certain commitments have been made in connection therewith.

     D.   OTHER

          MichCon receives a significant amount of heating assistance funding from the federal Low-Income Home Energy Assistance Program (LIHEAP).
     Congress increased the program's funding for the 1997 fiscal year to $1,000,000,000. The State of Michigan's share of LIHEAP funds was increased from $47,500,000 in fiscal year 1996 to $64,000,000 in 1997. During 1997,
     Congress approved a budget which provides for federal LIHEAP funding at $1,000,000,000 and $1,100,000,000 for fiscal years 1998 and 1999, respectively. A portion of any future increase or decrease in funding may impact MichCon's uncollectible accounts.

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

  (Thousands of Dollars)                                                      1997                 1996
  -------------------------------------------------------------------   -----------------   -------------------

   Regulatory Assets:
     Deferred postretirement benefit costs (Note 9b)................     $          -         $        4,863
     Unamortized loss on retirement of debt.........................             10,181                9,237
     Accrued gas cost recovery revenues.............................             12,862               27,672
     Environmental costs (Note 6b)..................................             27,699               28,233
     Conservation program costs....................................                 -                  2,908
     Other .........................................................                986                1,681
                                                                        ---------------       --------------
                                                                         $       51,728       $       74,594
                                                                        ===============       ==============


   Regulatory Liabilities:
     Tax benefits amortizable to customers..........................     $      122,922       $      116,313
     Refunds payable................................................                 -                   405
                                                                        ---------------       --------------
                                                                         $      122,922       $      116,718
                                                                        ===============       ==============


     MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 1997, it would have had an extraordinary, noncash increase to net income of approximately $46,000,000. Management believes that evidence currently available supports the continued application of SFAS No. 71.

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The gross amount of assets recorded under capital leases and the related accumulated depreciation at December 31, 1997, are $26,887,000 and $13,146,000, respectively. The gross amount of assets and related accumulated depreciation at December 31, 1996, were $26,887,000 and $11,719,000, respectively.

     In January 1998 MichCon purchased the office building, ending its long-term capital lease obligation existing at December 31, 1997. As a result, the long-term lease obligation of $6,818,000 was reclassified as a current capital lease obligation at December 31, 1997; therefore, no future minimum lease payments associated with the building lease are disclosed.

     Operating lease payments for the years ended December 31, 1997, 1996, and 1995 consist of $2,015,000, $2,239,000 and $2,378,000, respectively.

9.   RETIREMENT BENEFITS AND TRUSTEED ASSETS

     A.   PENSION PLAN BENEFITS

          MichCon participates in separate defined benefit retirement plans for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on the employee's compensation and years of credited service. MichCon's funding policy is to fund each year's actuarially determined funding requirements of the plans, subject to regulations issued by the Internal Revenue Service. Currently, these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1997, 1996 or 1995 plan years were made and none are expected to be made for the 1998 plan year.

          Net pension cost for these plans included the following components:


         (Thousands of Dollars)                                      1997              1996              1995
         ------------------------------------------------------  -------------     -------------     --------------

         Service cost - benefits earned during the period......  $      9,406      $     10,400       $      8,735
         Interest cost on projected benefit obligation.........        34,408            33,262             31,197
         Net amortization and deferral.........................        66,915            15,675             64,435
         Actual return on plan assets..........................      (138,863)          (78,260)          (121,508)
                                                                 -------------     -------------     --------------

         Net pension credit....................................  $    (28,134)     $    (18,923)      $    (17,141)
                                                                 =============     =============     ==============


          MichCon settled a portion of its pension liabilities by paying lump sum amounts to employees who retired or otherwise terminated employment. A gain of $3,250,000 was recognized in 1997 related to the settlement of these liabilities.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



          The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as prepaid pension cost in the Consolidated Statement of Financial Position:



      (Thousands of Dollars)                                                        1997            1996
      -----------------------------------------------------------------        --------------     ------------
      Measurement date...................................................        OCTOBER 31       October 31
      Actuarial present value of:
        Accumulated vested benefit obligation............................       $     365,336     $    349,809
        Accumulated nonvested benefit obligation.........................              30,929           27,280
                                                                               --------------     ------------

          Total accumulated benefit obligation...........................       $     396,265     $    377,089
                                                                               ==============     ============

      Projected benefit obligation for service rendered to date..........       $     465,098     $    430,100
      Plan assets at measurement date....................................             814,548          707,987
                                                                               --------------     ------------

      Plan assets in excess of projected benefit obligation..............             349,450          277,887
      Unrecognized net asset at transition...............................             (34,342)         (39,702)
      Unrecognized prior service cost....................................              (1,439)          (1,602)
       Unrecognized net gain.............................................            (237,923)        (192,221)
                                                                               --------------     ------------

      Prepaid pension cost recognized in the Consolidated
        Statement of Financial Position..................................       $      75,746     $     44,362
                                                                               ==============     ============


          In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5% for 1997 and 8.0% for 1996. The rate of increase in future compensation levels used was 5% for 1997 and 1996. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.25% for 1997 and 1996, and 9.0% for 1995.

          MichCon also sponsors several defined contribution pension plans. Participation in one of these plans is available to substantially all union and non-union employees. Company contributions to these plans are based upon salary and the matching of employee contributions up to certain limits. The cost of these plans was $5,200,000 in 1997, $5,300,000 in 1996, and $5,200,000 in 1995.


     B.   OTHER POSTRETIREMENT BENEFITS


          MichCon provides certain health care and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. Upon adoption in 1993 of SFAS No.
     106,  "Employers'  Accounting  for  Postretirement   Benefits  Other  Than
     Pensions," MichCon deferred postretirement costs in excess of claims paid (including the amortization of the initial transition obligation) until January 1994 when new rates to recover such costs became effective. The deferred costs were amortized over 1994 through 1997.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          MichCon's policy is to fund its postretirement benefit costs to the extent such amounts are recognized in rates. Separate qualified Voluntary
     Employees' Beneficiary Association (VEBA) trusts exist for union and nonunion employees. Funding to the VEBA trusts totaled $6,500,000, $41,600,000 and $27,300,000 in 1997, 1996 and 1995, respectively. The expected weighted average long-term rate of return on plan assets, which are invested in life insurance policies, equity securities and fixed income securities, was 9.1% for 1997 and 1996.

          Net postretirement cost for the years ended December 31, includes the following components:


          (Thousands of Dollars)                                        1997            1996             1995
          --------------------------------------------------------  -------------   -------------    ------------
          Service cost - benefits earned during the period.......   $      4,094     $     4,259      $    5,017
          Interest cost on accumulated benefit obligation........         17,430          16,395          18,315
          Amortization of transition obligation..................         13,391          13,391          13,528
          Net amortization and deferral..........................         10,227          (1,915)          7,445
          Actual (return) loss on plan assets ...................        (26,125)        (12,230)        (15,634)
                                                                    -------------   -------------    ------------
                                                                          19,017          19,900          28,671
          Regulatory adjustment..................................          4,863           7,509           7,515
                                                                    -------------   -------------    ------------

          Net postretirement cost................................   $     23,880     $    27,409      $   36,186
                                                                    =============   =============    ============


               The following table sets forth a reconciliation of the funded status of the plans and the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:


       (Thousands of Dollars)                                                      1997                 1996
       -------------------------------------------------------------------     --------------       -------------

       Measurement Date...................................................      OCTOBER 31           October 31

       Accumulated postretirement benefit obligation:
         Retirees.........................................................     $     131,576        $    138,753
         Fully eligible active participants...............................            30,343              25,346
         Participants with less than 30 years of service..................            61,205              53,784
                                                                               -------------        ------------
                                                                                     223,124             217,883
       Plan assets at measurement date....................................           151,645             126,282
                                                                               -------------        ------------
       Accumulated postretirement benefit obligation in excess
         of plan assets...................................................           (71,479)            (91,601)

       Unrecognized transition obligation.................................           200,728             214,119
       Unrecognized net gain..............................................          (125,705)           (109,625)
       Contributions and adjustments made after measurement date..........             6,500               7,052
                                                                               -------------        ------------

       Accrued postretirement asset (liability) recognized in the
         Consolidated Statement of Financial Position.....................     $      10,044        $     19,945
                                                                               =============        ============


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The rate at which health care costs are assumed to increase is the most significant factor in establishing MichCon's postretirement benefit obligation. MichCon used a rate of 6.5% in 1997, and a rate that gradually declines each year until it stabilizes at 5% in 2003. A one percentage point increase in the assumed rate would increase the accumulated postretirement benefit obligation at December 31, 1997 by 12.2% and increase the sum of the service cost and interest cost by 14.7% for the year then ended. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8% for 1997 and 1996, respectively.

C.   GRANTOR TRUST

     In December 1997, MichCon established a Grantor Trust and contributed $31,300,000 to the trust, which invested such proceeds in fixed income securities. By funding the Grantor Trust and the VEBA trusts (Note 9b), MichCon is complying with MPSC directives that it fund various trusts to the extent its postretirement benefit costs to are recognized in rates. Subject to MPSC notification, MichCon can revoke the Grantor Trust, and employees and retirees have no right, title or interest in the assets of the trust. MichCon classifies the Grantor Trust as available-for-sale and as such records it at fair value with changes in the fair value recorded in Common Shareholder's Equity.

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

     The carrying amount and the estimated fair value of other financial instruments consist of the following:



(Thousands of Dollars)                                           1997                             1996
-------------------------------------------------   -------------------------------   -----------------------------
                                                      CARRYING        ESTIMATED         Carrying        Estimated
                                                       AMOUNT         FAIR VALUE         Amount        Fair Value
                                                    --------------  ---------------   -------------   --------------
Assets:
   Grantor Trust..................................         31,300           31,300               -               -


Liabilities and Shareholders' Equity:
   Long-term debt, excluding capital lease
   obligations....................................        611,763          651,980         536,561         567,011

Derivative Financial Instruments:
   Interest rate swap agreements
     with unrealized gains........................                           4,048                           1,154
     with unrealized losses.......................                             415                             294


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The estimated fair values are determined based on the following:

     Grantor  Trust  -  carrying   amount  is assumed to  approximate  market at
     December  31,  1997  as  the investment was purchased on December 31, 1997.

     Long-term  debt -  interest   rates   available  to MichCon for issuance of
     debt with similar terms and remaining maturities.

     Interest rate swaps - the estimated amount that MichCon would receive or pay to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties and the fact that there is no similar market for the instruments.

     Guaranty - management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 6a) due to the nature of the related party transaction and the fact there is no similar market for the instrument.

     Other  long-term   investments  -  management   is  unable  to  practicably
     estimate the fair value of the various other long-term investments because there is no readily determinable market for the investments.

     The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

11.  RELATED PARTY TRANSACTIONS

     MichCon enters into transactions with affiliated companies to sell transportation and storage services. MichCon purchased computer operations services from an affiliate that was sold in June 1996. Under a service agreement with its parent company, MichCon receives various tax, financial and legal services. The following is a summary of transactions with the affiliated companies:


       (Thousands of Dollars)                                               1997           1996           1995
       --------------------------------------------------------------   -------------  -------------  -------------


       Storage and transportation sales.............................    $     14,744   $     14,400   $     11,100

       Purchase of computer operations services.....................               -          6,800         15,300
       Corporate expenses...........................................          18,546         15,700         15,561


     MichCon's accounts receivable from and accounts payable to affiliated companies were $20,990,000 and $25,863,000 at December 31, 1997, respectively.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.   SUMMARY OF INCOME TAXES


     (Thousands of Dollars)                                                1997           1996             1995
     ----------------------------------------------------------------    ---------      ---------       -----------


     Effective Federal Income Tax Rate..............................         36.4 %         33.8 %            36.4 %
                                                                       ===========    ===========     =============

     Income taxes consist of:
        Current provision...........................................   $   37,901     $   31,318      $     22,873
        Deferred provision..........................................        9,607         12,018            19,988
        Amortization of investment tax credits......................       (1,843)        (1,850)           (1,857)
                                                                       -----------    -----------     -------------
     Total income taxes.............................................   $   45,665     $   41,486      $     41,004
                                                                       ===========    ===========     =============

     Reconciliation between statutory and actual income taxes:
     Statutory federal income taxes at a rate of 35%................   $   43,640     $   42,465      $     39,454

     Adjustments to federal tax expense:
        Excess of book over tax depreciation .......................        5,301          6,367             7,365
        Adjustments to taxes provided in prior periods..............          300         (3,368)           (1,343)
        Amortization of investment tax credits......................       (1,843)        (1,850)           (1,857)
        Other - net.................................................       (1,733)        (2,128)           (2,615)
                                                                       -----------    -----------     -------------
     Total income taxes.............................................   $   45,665     $   41,486      $     41,004
                                                                       ===========    ===========     =============


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


       (Thousands of Dollars)                                                      1997              1996
       -------------------------------------------------------------------    ----------------   -------------
       Deferred tax assets:
          Employee Benefits.............................................        $       9,391    $      9,323
          Uncollectibles................................................                4,671           6,130
          Vacation Accrual..............................................                3,442           3,355
          Other.........................................................                2,283           5,613
                                                                              ----------------   -------------
       Total deferred tax assets........................................               19,787          24,421
                                                                              ----------------   -------------

       Deferred tax liabilities:
          Depreciation and other property related basis
             differences, net...........................................               58,215          62,443
          Pensions......................................................               24,564          13,926
          Property taxes................................................               13,313          11,040
          Gas cost recovery undercollection.............................                4,502           8,455
          Postretirement benefit........................................                3,515           9,186
          Other.........................................................                9,795           9,236
                                                                              ----------------   -------------
       Total deferred tax liabilities...................................              113,904         114,286
                                                                              ----------------   -------------
       Net deferred tax liability.......................................               94,117          89,865
       Less:  Net deferred tax  liability-current.......................               10,212          13,342
                                                                              ----------------   -------------
       Net deferred tax liability-noncurrent............................        $      83,905    $     76,523
                                                                              ================   =============


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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

13.  STOCK INCENTIVE PLAN

     MCN's Stock Incentive Plan authorizes the use of performance units, restricted stock or other stock-related awards to key employees, primarily management. MichCon's current policy is to issue performance units which encourage a strategic focus on long-term performance and have a high employee retention value. The performance units are denominated in shares of MCN common stock and issued to employees based on total shareholder return over a six year period, as compared to a group of peer companies. The initial number of performance units granted is based on total shareholder return during the previous three year period. Participants receive dividend equivalents on the units granted. The initial grants will be adjusted upward or downward based on total shareholder return for the subsequent three-year period. The final awards are then payable in shares of MCN common stock or deferred performance units. Participants must retain fifty percent of any common shares paid until certain stock ownership guidelines are met. The deferred units must be retained by the participants until their employment with MichCon ceases.

     During February 1997, MichCon granted 102,750 performance units with a weighted-average grant date fair value of $31.00 per unit. During February 1996 and 1995, MichCon granted 122,669 and 191,500 performance units, respectively. In May 1996, MichCon modified its 1995 performance units granted to allow limited acceleration in the vesting for a portion of the awards. As a result, the 1995 awards have been accounted for under the recognition provisions of SFAS No. 123 from the date of modification. The weighted average fair value at the modification date for 1995 awards was $24.875 per unit. Stock-based compensation cost recognized during 1997, 1996 and 1995 for all awards outstanding totaled $7,430,000, $6,885,000, and $7,919,000, respectively. At December 31, 1997, there were 2,530,148 MCN shares available to be issued under the Stock Incentive Plan.

INDEPENDENT AUDITORS' REPORT

Michigan Consolidated Gas Company:

We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

As discussed in Note 13 to the consolidated financial statements, in 1996 the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."



DELOITTE & TOUCHE LLP
Detroit, Michigan
February 12, 1998

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                     SUPPLEMENTARY FINANCIAL INFORMATION



QUARTERLY OPERATING RESULTS (UNAUDITED)

     Due to the seasonal nature of MichCon's business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.


                                                                    First            Second             Third            Fourth
                                                                   Quarter           Quarter           Quarter           Quarter
--------------------------------------------------------------  --------------    --------------    --------------    --------------
(Thousands of Dollars)
1997
Operating Revenue.............................................    $527,445          $209,800          $119,114          $397,320
Operating Income (loss).......................................     106,772            14,810           (11,369)           64,150
Net Income (loss).............................................      62,193               931           (16,036)           31,932
Net Income (loss) applicable to common stock..................      62,193               931           (16,036)           31,932



1996
Operating Revenues............................................    $531,392          $222,327          $117,251          $387,815
Operating Income (loss).......................................     120,904            11,690           (18,630)           54,037
Net Income (loss).............................................      70,040               851           (18,437)           27,388
Net Income (loss) applicable to common stock..................      70,022               851           (18,437)           27,388


                                                                     SCHEDULE II
              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)

                 COLUMN A                                 COLUMN B                 COLUMN C                    COLUMN D    COLUMN E

                                                                                   Additions
                                                                          ------------------------------
                                                                               Provisions charged to      Deductions
                                                                          ------------------------------  for Purposes
                                                           Balance at                     Utility Plant/   for Which the    Balance
                                                           Beginning                      Regulatory       Reserves Were    at End
                 Description                               of Period       Income            Asset          Provided       of Period
---------------------------------------------------     ----------------  ----------      ------------   ---------------   ---------
YEAR ENDED DECEMBER 31, 1997

Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ................        $17,707        $ 21,680       $     --          $24,372      $15,015
                                                            =======        ========       ========          =======      =======

Reserve included in Current Liabilities - Other
  and in Accrued Environmental Costs
  in Consolidated Statement of Financial Position:
    Environmental testing ..........................        $34,576        $     --       $     --          $   835      $33,741
                                                            =======        ========       ========          =======      =======

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages .........................        $ 9,182        $  1,400       $    608          $ 6,352      $ 4,838
                                                            =======        ========       ========          =======      =======

YEAR ENDED DECEMBER 31, 1996

Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ................        $13,250        $ 29,052       $     --          $24,595      $17,707
                                                            =======        ========       ========          =======      =======

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing ..........................        $35,451        $     --       $     --          $   875      $34,576
                                                            =======        ========       ========          =======      =======

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages .........................        $ 8,013        $  3,052       $    674          $ 2,557      $ 9,182
                                                            =======        ========       ========          =======      =======

YEAR ENDED DECEMBER 31, 1995

Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts ................        $15,322        $ 15,367       $     --          $17,439      $13,250
                                                            =======        ========       ========          =======      =======

Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing ..........................        $ 5,540        $     --       $ 32,000          $ 2,089      $35,451
                                                            =======        ========       ========          =======      =======

Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages .........................        $ 8,402        $  1,026       $    686          $ 2,101      $ 8,013
                                                            =======        ========       ========          =======      =======

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

     3. Exhibits, including those incorporated by reference:


  Exhibit
    No.                                     Description
  -------                                   -----------
3-1            Restated Articles of Incorporation of MichCon (Exhibit 3-1 to
               March 31, 1993 Form 10-Q).

3-2            By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1            MichCon's Indenture of Mortgage and Deed of Trust dated March
               1, 1944  (Exhibit  7-D to  Registration  Statement  No.  2-5252);
               Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit
               4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form
               8-K);  Thirty-first  Supplemental  Indenture,  dated December 15,
               1991  (Exhibit 4-1 to February 28, 1992 Form 8-K);  Thirty-second
               Supplemental  Indenture,  dated  January 1, 1993  (Exhibit 4-1 to
               1992 Form 10-K); Thirty-third  Supplemental Indenture,  dated May
               5, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); and
               Thirty-fourth  Supplemental  Indenture,  dated  November  1, 1996
               (Exhibit 4-2 to  Registration  Statement  No.  333-16285;  Note -
               MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.

10-1           MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN
               Registration Statement No. 33-21930-99).

10-2           Form of Employment Agreement (Exhibit 99-2 to MCN's June 30,
               1997 Form 10-Q).

10-3           MCN Energy Group Inc. Annual Performance Plan (Exhibit 10-6 to
               MCN's 1993 Form 10-K).

10-4           MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to MCN's
               March 31, 1995 Form 10-Q).

10-5           MCN Executive Deferred Compensation Plan, as amended (Exhibit
               10-1 to MCN's September 30, 1996 Form 10-Q).



Exhibit
  No.                                      Description
-------                                    -----------
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

23-1           Independent Auditors' Consent - Deloitte & Touche LLP.*

24-1           Powers of Attorney.*

27-1           Financial Data Schedule.*

99-1           MichCon Investment and Stock Ownership Plan, as amended (Exhibit
               99-1 to MCN's March 31, 1997 Form 10-Q).

99-2           MCN Energy Group Savings and Stock Ownership Plan, as amended
               (Exhibit 99-22 to MCN's March 31, 1997 Form 10-Q).


(B)  REPORTS ON FORM 8-K:

      None.

--------------------------

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

                                    MICHIGAN CONSOLIDATED GAS COMPANY
                                                 (Registrant)

                                    By:     /s/Howard L. Dow III
                                            ---------------------------
                                               Howard L. Dow III
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                               FEBRUARY 27, 1998

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

                                                   Title                                                Date
                                                   -----                                                ----

                *                           Director and Chairman                                February 27, 1998
    Alfred R. Glancy III

                *                           Director, President and Chief                        February 27, 1998
     Stephen E. Ewing                       Executive Officer

     /s/Howard L. Dow III                   Director, Senior Vice President                      February 27, 1998
     --------------------                   and Chief Financial Officer
     Howard L. Dow III

                 *                          Director, Senior Vice President,                     February 27, 1998
     --------------------                   Business Development
        Carl J. Croskey

                 *                          Director                                             February 27, 1998
     --------------------
     William K. McCrackin

                 *                          Director                                             February 27, 1998
     --------------------
       Daniel L. Schiffer

                 *                          Director, Senior Vice President,                     February 27, 1998
     --------------------                   Process Development
       John E. vonRosen


*By: /s/ Howard L. Dow III
     ---------------------
        Howard L. Dow III
        Attorney-in-Fact

                              INDEX OF EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------


3-1 Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2             By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1 MichCon's Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirteith Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to
                September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 10-K); Thirty-third Supplemental Indenture, dated January 1, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 5, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); and Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285; Note - MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.

10-1 MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No. 33-21930-99).

10-2            Form of Employment Agreement (Exhibit 99-2 to MCN's June 30,
                1997 Form 10-Q).

10-3 MCN Energy Group Inc. Annual Performance Plan (Exhibit 10-6 to MCN's 1993 Form 10-K).

10-4 MCN Energy Group Inc. Stock Incentive Plan (Exhibit 10-1 to MCN's March 31, 1995 Form 10-Q).

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

23-1            Independent Auditors' Consent - Deloitte & Touche LLP.*

24-1            Powers of Attorney.*

27-1            Financial Data Schedule.*

99-1 MichCon Investment and Stock Ownership Plan, as amended (Exhibit 99-1 to MCN's March 31, 1997 Form 10-Q).

99-2 MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 99-22 to MCN's march 31, 1997 Form 10-Q).

----------------

* Indicates document filed herewith.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference.
References are to MCN (File No. 1-10070) for MCN documents incorporated by refernece.