Form 10-Q
period 1998-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1998-05-14
CIK 65632

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, or

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

                                   Yes   X                   No

    Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998:

               Common Stock, par value $.01 per share: 10,300,000

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998



                                                                                                       Page
                                                                                                      Number

COVER ..................................................................................                i

INDEX...................................................................................               ii
PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements...........................................................                6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................                1

PART II - OTHER  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K...............................................               10

SIGNATURE...............................................................................               11


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Earnings decreased only $0.5 million for the 1998 quarter and increased $6.5 million for the twelve-month period, despite significantly warmer weather. These results reflect lower operating costs as well as continued growth in intermediate transportation services.
--------------------------------------------------------------------------------


                   SELECTED EARNINGS COMPONENTS (IN MILLIONS)
                             COMPARING 1998 TO 1997


                                                        Quarter                        Twelve Months
                                                        -------                        -------------
                                               $ Change       % Change            $ Change      % Change
                                               --------       --------            --------      --------
Operating Revenue..................              $(98.2)       (18.6)%             $(99.4)         (7.9)%
Cost of Gas........................               (85.7)       (28.3)               (94.6)        (14.8)
Gross Margin.......................               (12.5)        (5.6)                (4.8)         (0.8)
Operation and Maintenance..........               (11.9)       (16.0)               (28.9)         (9.6)
Depreciation and Depletion.........               (3.1)        (12.0)                 1.4           1.4
Other Income and Deductions........                2.1          17.5                  5.3          11.4
Income Tax Provision                               1.3           4.0                 11.6          32.7
Net Income.........................               (0.5)         (0.9)                 6.5           9.0

--------------------------------------------------------------------------------

GROSS MARGIN

      Gross margin (operating revenues less cost of gas) decreased in the 1998 quarter and twelve-month period, reflecting lower gas deliveries resulting from warmer weather. These declines were partially offset by increased revenues from intermediate transportation and gas-related services.


                  EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS


                                                     Quarter                        Twelve Months
                                                     -------                        -------------
                                                1998         1997                1998          1997
                                                ----         ----                ----          ----
Percentage Colder (Warmer)
  than Normal .........................         (18.8)%      (3.3)%              (6.9)%         1.0%
Increase (Decrease) from
  Normal in:
      Gas Markets (Bcf) ...............         (19.2)       (3.1)              (15.5)          2.4
       Net Income (Millions) ..........        $(16.7)      $(2.8)             $(13.5)         $2.2


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Gas sales and end user transportation revenues in total decreased $108.8 million and $123.4 million in the 1998 quarter and twelve-month period, respectively. The decrease in revenues for both periods is due primarily to reduced gas sales as a result of warmer weather, as well as lower prices required to recover gas costs. End user transportation deliveries also declined in both periods; however, revenues increased in the twelve-month period as a result of a slight increase in the average transportation rate.

-----------------------------------------------------------------------------------------------------------
                                                           Quarter                       Twelve Months
                                                           -------                       -------------
                                                      1998         1997                1998         1997
                                                      ----         ----                ----         ----
GAS MARKETS ($ MILLIONS)
  Gas Sales...................................      $  366.9      $  474.8           $  954.8      $1,079.9
  End User Transportation.....................          25.0          25.9               83.6          81.9
  Intermediate Transportation.................          18.0          14.8               58.4          51.9
  Other.......................................          19.3          11.9               58.7          41.1
                                                    --------      --------           --------      --------
                                                    $  429.2      $  527.4           $1,155.5      $1,254.8
                                                    ========      ========           ========      ========

GAS MARKETS (IN BCF)
  Gas Sales...................................          78.7          93.3              191.1         208.8
  End User Transportation.....................          42.4          44.3              143.1         143.6
  Intermediate Transportation.................         148.4         140.6              594.3         519.4
                                                    --------      --------           --------      --------
                                                       269.5         278.2              928.5         871.8
                                                    ========      ========           ========      ========

-----------------------------------------------------------------------------------------------------------


      Intermediate transportation revenues increased for the 1998 quarter and twelve-month period by $3.2 million and $6.5 million, respectively, due to increased deliveries. The increase in intermediate transportation deliveries for both periods reflects additional Antrim gas volumes transported for Michigan gas producers and brokers. In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of 8.1 Bcf in volumes transported in 1998. Although volumes have increased significantly, profit margins on intermediate transportation services are considerably less than margins on gas sales or end user transportation services.

      Other operating revenues increased in both 1998 periods due in part to an increase in gas-related services. Also affecting the comparison to the 1997 periods are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

COST OF GAS

      Cost of gas is affected by variations in sales volumes and cost of purchased gas and related transportation. Under the existing Gas Cost Recovery
(GCR) mechanism, MichCon recovers all of its reasonably and prudently incurred cost of gas sold. As a result, fluctuations in cost of gas sold had little effect on gross margins.

      Cost of gas sold decreased in the 1998 periods due primarily to lower sales volumes, resulting from warmer weather. The decrease also reflects reductions in the market prices paid of $.48 (15%) and $.19 (6%) per thousand cubic feet of gas sold in the 1998 quarter and twelve-month period, respectively.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATION AND MAINTENANCE

      Operation and maintenance expenses decreased for both 1998 periods, reflecting lower uncollectible gas accounts expense and lower benefit costs, primarily pension and retiree health care costs. MichCon implemented an early retirement program in the first quarter of 1998 which reduced its work force by approximately 150 employees. The cost of the program and the related savings will not have a material impact on 1998 net income. However, it is expected that the results of the program will contribute to lower operating costs in future years.

DEPRECIATION AND DEPLETION

      The decrease in depreciation and depletion for the 1998 quarter reflects lower depreciation rates for MichCon's utility property, plant and equipment, which became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of the lower rates.

OTHER INCOME AND DEDUCTIONS

      Other income and deductions increased in both 1998 periods due primarily to additional interest expense on long-term debt required to finance capital investments.

INCOME TAX PROVISION

      Income taxes for the 1998 periods increased as a result of higher earnings and a 1998 provision for tax issues. The increase in income taxes was also impacted by amounts recorded in 1997 and 1996 for the favorable resolution of prior years' tax issues and tax credits.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

        MichCon's cash flow from operating activities totaled $170.1 million for the 1998 quarter, increasing $23.3 million from the comparable 1997 period. The increase was due primarily to lower working capital requirements resulting from the collection of previously unrecovered gas costs. Operating cash flows in the first quarter were sufficient to fund all capital investments.

FINANCING ACTIVITIES

      Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which expire July 1998. During the first three months of 1998, MichCon repaid $123.2 million of commercial paper, leaving a balance of $113.5 million outstanding at March 31, 1998.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      MichCon's existing shelf registration allows for the issuance of up to $215 million of debt securities. MichCon anticipates the issuance of an additional $50 million of first mortgage bonds during 1998. The funds from these issuances will be used to fund capital expenditures and for general corporate purposes.

INVESTING ACTIVITIES

      MichCon's capital expenditures totaled $38.3 million during the 1998 quarter and are anticipated to be approximately $200 million by the end of the year. Capital expenditures primarily represent the construction of transportation pipelines, the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

      It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

OUTLOOK

      MichCon's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality service at competitive prices.

      MichCon plans to capitalize on the opportunities resulting from the gas industry restructuring by implementing its Regulatory Reform Plan which was approved by the Michigan Public Service Commission in April 1998. The plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices equal to its existing sales margins.

      The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently MichCon does not generate earnings on the gas-supply portion of its operations; however under this plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon will implement steps to mitigate risks from price and volume fluctuations.

      Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although this program increases MichCon's risk associated with generating margins that cover its gas costs, management believes the opportunities from this program will have a favorable impact on future earnings.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


NEW ACCOUNTING PRONOUNCEMENTS

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which types of costs should be capitalized and which types of costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MichCon's financial statements.

      In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires organizational and start-up costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MichCon's financial statements.

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                       Three Months Ended               Twelve Months Ended
                                                           March 31,                         March 31,
                                                  ----------------------------- ------------------------------
                                                      1998           1997            1998           1997
                                                  -------------  -------------- --------------- --------------
Operating Revenues...........................        $ 429,227       $ 527,445     $ 1,155,461    $ 1,254,838
                                                     ----------      ---------     -----------    -----------
Operating Expenses
  Cost of gas................................          217,589         303,273         546,545        641,151
  Operation and maintenance..................           62,222          74,105         270,757        299,615
  Depreciation and depletion.................           22,445          25,501         100,647         99,255
  Property and other taxes...................           17,302          17,794          60,252         60,948
                                                     ---------       ---------     -----------    -----------
    Total operating expenses.................          319,558         420,673         978,201      1,100,969
                                                     ---------       ---------     -----------    -----------

Operating Income.............................          109,669         106,772         177,260        153,869
                                                     ---------       ---------     -----------    -----------
Other Income and (Deductions)
  Interest income............................            1,112           1,209           4,562          4,524
  Interest on long-term debt.................          (12,206)        (10,740)        (46,992)       (41,787)
  Other interest expense.....................           (3,257)         (2,891)         (9,030)        (8,068)
  Minority interest..........................             (745)           (338)         (2,289)          (978)
  Equity in Earnings of Joint Ventures.......              589             310           1,478            961
  Other......................................              121             201             456         (1,147)
                                                     ---------       ---------     -----------    -----------
    Total other income and (deductions)......          (14,386)        (12,249)        (51,815)       (46,495)
                                                     ---------       ---------     -----------    -----------

Income Before Income Taxes...................           95,283          94,523         125,445        107,374

Income Tax Provision.........................           33,619          32,330          46,954         35,379
                                                     ---------       ---------     -----------    -----------


Net Income Available for Common Stock........        $  61,664       $  62,193     $    78,491    $    71,995
                                                     ==========      =========     ===========    ===========



             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                       Three Months Ended               Twelve Months Ended
                                                           March 31,                         March 31,
                                                  ----------------------------- ------------------------------
                                                      1998           1997            1998           1997
                                                  -------------  -------------- --------------- --------------
Balance - Beginning of Period....................    $ 375,325     $ 336,305       $ 383,498      $ 330,766
  Add - Net income...............................       61,664        62,193          78,491         71,995
                                                     ---------     ---------       ---------      ---------
                                                       436,989       398,498         461,989        402,761
  Deduct - Cash dividends declared: Common Stock.            -        15,000          25,000         19,263
                                                     ---------     ---------       ---------      ---------
Balance - End of Period..........................    $ 436,989     $ 383,498       $ 436,989      $ 383,498
                                                     =========     =========       =========      =========






The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                March 31,             December 31,
                                                                      ------------------------------  ------------
                                                                           1998            1997          1997
                                                                      ---------------  -------------  ------------
ASSETS
  Current Assets
    Cash and cash equivalents......................................      $    17,083    $    15,284   $    14,353
    Accounts receivable, less allowance for doubtful accounts of...
     $18,123, $24,398 and $15,015, respectively....................          262,768        256,692       195,662
    Accrued unbilled revenues......................................           63,400         71,507        91,896
    Gas in inventory...............................................           20,188         21,419        40,201
    Property taxes assessed applicable to future periods...........           54,765         49,300        64,827
    Accrued gas cost recovery revenues.............................                -         21,500        12,862
    Other..........................................................           28,348         29,292        33,361
                                                                         -----------    -----------   -----------
                                                                             446,552        464,994       453,162
                                                                         -----------    -----------   -----------
  Deferred Charges and Other Assets
    Investment in and advances to joint ventures...................           20,078         19,865        19,643
    Long term investments..........................................           35,538          3,737        35,110
    Deferred postretirement benefit costs..........................                -          4,099             -
    Deferred environmental costs...................................           27,816         28,116        27,699
    Prepaid benefit costs..........................................           85,817         60,228        85,790
    Other..........................................................           47,232         48,942        46,972
                                                                         -----------    -----------   -----------
                                                                             216,481        164,987       215,214
                                                                         -----------    -----------   -----------
  Property, Plant and Equipment....................................        2,809,342      2,685,456     2,790,352
    Less - Accumulated depreciation and depletion .................        1,334,813      1,265,095     1,322,392
                                                                         -----------    -----------   -----------
                                                                           1,474,529      1,420,361     1,467,960
                                                                         -----------    -----------   -----------
                                                                         $ 2,137,562    $ 2,050,342   $ 2,136,336
                                                                         ===========    ===========   ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts payable................................................     $    90,568    $    95,299   $   130,267
    Notes payable...................................................         117,094        160,958       241,691
    Current portion of long-term debt and capital lease obligations.          27,616         53,286        34,956
    Gas inventory equalization (Note 1).............................          70,894         96,197             -
    Federal income, property and other taxes payable................         100,257         89,578        78,630
    Deferred gas cost recovery revenues.............................          18,937              -             -
    Customer deposits...............................................          15,323         12,630        16,363
    Other...........................................................          67,751         51,894        67,780
                                                                         -----------    -----------   -----------
                                                                             508,440        559,842       569,687
                                                                         -----------    -----------   -----------
  Deferred Credits and Other Liabilities
    Accumulated deferred income taxes...............................          84,839         75,846        83,905
    Unamortized investment tax credit...............................          32,284         34,127        32,745
    Tax benefits amortizable to customers...........................         123,189        115,897       122,922
    Accrued environmental costs.....................................          32,000         32,000        32,000
    Minority interest...............................................          17,954         17,738        17,283
    Other...........................................................          48,963         41,695        44,663
                                                                         -----------    -----------   -----------
                                                                             339,229        317,303       333,518
                                                                         -----------    -----------   -----------
  Long-Term Debt, including capital lease obligations ..............         612,205        549,000       617,107
                                                                         -----------    -----------   -----------
  Contingencies (Note 2)

  Common Shareholder's Equity
    Common stock....................................................          10,300         10,300        10,300
    Additional paid-in capital......................................         230,399        230,399       230,399
    Retained earnings...............................................         436,989        383,498       375,325
                                                                         -----------    -----------   -----------
                                                                             677,688        624,197       616,024
                                                                         -----------    -----------   -----------
                                                                         $ 2,137,562    $ 2,050,342   $ 2,136,336
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

                   MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (THOUSANDS OF DOLLARS)


                                                                   Three Months Ended
                                                                       March 31,
                                                                -------------------------
                                                                   1998          1997
                                                                ------------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income....................................................   $ 61,664     $ 62,193
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income.................................     22,445       25,501
        Charged to other accounts...............................      2,043        1,913
      Deferred income taxes - current...........................     (9,131)      (7,176)
      Deferred income taxes and investment tax credit - net.....        740       (1,554)
      Other.....................................................       (250)        (766)
      Changes in assets and liabilities, exclusive of changes
        shown separately........................................     92,608       66,748
                                                                   --------     --------
          Net cash provided from operating activities...........    170,119      146,859
                                                                   --------     --------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net...........................................   (124,597)    (104,168)
  Cash dividend paid applicable to common stock.................          -      (15,000)
  Retirement of long-term debt and preferred stock..............     (4,772)      (1,297)
                                                                   --------     --------
          Net cash used for financing activities................   (129,369)    (120,465)
                                                                   --------     --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures..........................................    (38,282)     (23,702)
  Other - net...................................................        262        2,582
                                                                   --------     --------
          Net cash used for investing activities................    (38,020)     (21,120)
                                                                   --------     --------

Net Increase in Cash and Cash Equivalents.......................      2,730        5,274
Cash and Cash Equivalents, January 1............................     14,353       10,010
                                                                   --------     --------
Cash and Cash Equivalents, March 31.............................   $ 17,083     $ 15,284
                                                                   ========     ========


CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN
SEPARATELY
    Accounts receivable - net...................................   $(67,555)    $(88,130)
    Gas inventory equalization..................................     70,894       96,197
    Accrued/deferred gas cost recovery revenues.................     31,799        6,172
    Accrued unbilled revenues...................................     28,496       35,870
    Gas in inventory............................................     20,013       46,491
    Property taxes assessed applicable to future periods........     10,062       11,292
    Accounts payable............................................    (39,699)     (35,426)
    Federal income, property and other taxes payable............     21,627        4,790
    Other current assets and liabilities........................     13,075      (10,736)
    Deferred assets and liabilities.............................      3,896          228
                                                                   --------     --------
                                                                   $ 92,608     $ 66,748
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized........................   $ 13,089     $  9,889
                                                                   ========     ========
    Federal income taxes........................................   $  5,497     $ 11,303
                                                                   ========     ========



The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    GAS IN INVENTORY

      Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 32.9 billion cubic feet (Bcf) and 23.6 Bcf of gas was included in inventory at March 31, 1998 and 1997, respectively.

2.    CONTINGENCIES

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

3.    GENERAL

      There have been no changes in MichCon's principal accounting policies from those set forth in MichCon's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation.

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


                                              MICHIGAN CONSOLIDATED GAS COMPANY


Date: May 14, 1998                            By:   /s/  Howard L. Dow III
                                                 ------------------------------
                                                         Howard L. Dow III
                                                     Senior Vice President and
                                                      Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT                         DESCRIPTION
-------                         -----------
  12.1                          Computation of Ratio of Earnings of Fixed
                                Charges

  27.1                          Financial Data Schedule