Form 10-Q
period 1998-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1998-08-14
CIK 65632

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, or

[ ]             TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________ TO _______________

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

    Number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998:

               Common Stock, par value $.01 per share: 10,300,000



================================================================================

                               INDEX TO FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1998


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

COVER...........................................................           i

INDEX...........................................................           ii

PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements...................................           7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................           1

PART II - OTHER  INFORMATION
Item 1.  Legal Proceedings......................................           12
Item 6.  Exhibits and Reports on Form 8-K.......................           12

SIGNATURE.......................................................           14

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

    Earnings increased $2.1 million, $1.6 million and $8.5 million for the 1998 quarter, six- and twelve-month periods, respectively. Earnings reflect significantly lower operating costs as well as continued growth in intermediate transportation revenues. These improvements more than offset lower gross margins resulting from reduced gas sales and end user transportation deliveries, which were due to warmer weather.

------------------------------------------------------------------------------------------------------

                                            EARNINGS COMPONENTS (IN MILLIONS)
                                                   COMPARING 1998 TO 1997

                                        Quarter             Six Months          Twelve Months
                                        -------             ----------          -------------
                                  $ Change  % Change   $ Change   % Change   $ Change   % Change
                                  --------  --------   --------   --------   --------   --------
Operating Revenue ..............  $ (37.0)   (17.6)    $(135.2)    (18.3)    $ (123.9)    (10.0)
Cost of Gas ....................    (25.5)   (30.7)     (111.2)    (28.8)      (103.5)    (16.6)
Gross Margin ...................    (11.5)    (9.1)      (24.0)     (6.9)       (20.4)     (3.3)
Operation and Maintenance ......     (7.5)   (10.9)      (19.4)    (13.5)       (34.6)    (11.6)
Depreciation and Depletion .....     (2.9)   (11.1)       (6.0)    (11.5)        (3.2)     (3.2)
Property and Other Taxes .......     (2.2)   (13.6)       (2.7)     (7.9)        (4.0)     (6.5)
Other Income and Deductions ....     (1.7)   (13.3)        0.5       1.8          1.4       2.9
Income Tax Provision ...........      0.8     65.6         2.0       6.1         11.5      31.8
Net Income .....................      2.1    223.7         1.6       2.5          8.5      11.8

------------------------------------------------------------------------------------------------------

GROSS MARGIN

    Gross margin (operating revenues less cost of gas) decreased in the 1998 quarter, six- and twelve-month periods, reflecting lower gas deliveries resulting from significantly warmer weather. These declines were partially offset by increased revenues from intermediate transportation and gas-related services.

                  EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS

                                          Quarter              Six Months          Twelve Months
                                          -------              ----------          -------------
                                       1998      1997       1998       1997       1998       1997
                                       ----      ----       ----       ----       ----       ----
Percentage Colder (Warmer)
  than Normal ...................    (24.8)%    21.9%      (20.1)%      1.9%     (12.9)%      2.0%
Increase (Decrease) from
  Normal in:
      Gas Markets (Bcf) .........     (6.1)      4.6       (25.3)       1.5      (26.2)       3.8
       Net Income (Millions) ....    $(5.3)     $4.1      $(22.0)      $1.3     $(22.8)      $3.4

------------------------------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Gas sales and end user transportation revenues in total decreased $42.7 million, $151.5 million and $149.2 million in the 1998 quarter, six- and twelve-month periods, respectively. The decrease in revenues for the 1998 quarter is due primarily to reduced gas sales as a result of warmer weather, partially offset by higher prices to recover gas costs. Weather for the 1998 quarter was over 40% warmer than the equivalent 1997 period. The decrease in revenues for the 1998 six- and twelve-month periods is due primarily to reduced gas sales as a result of warmer weather, as well as lower prices required to recover gas costs. End user transportation deliveries also declined in all three 1998 periods; however, revenues remained flat in the twelve-month period as a result of a slight increase in the average transportation rate.

---------------------------------------------------------------------------------------------------------------------------
                                               Quarter                    Six Months                   Twelve Months
                                               -------                    ----------                   -------------
                                          1998          1997          1998           1997           1998           1997
                                          ----          ----          ----           ----           ----           ----
GAS MARKETS ($ MILLIONS)
 Gas Sales ..........................  $   123.6     $   165.2     $   490.5     $    640.0     $    913.2     $  1,062.4
 End User Transportation ............       18.2          19.3          43.2           45.2           82.5           82.5
 Intermediate Transportation ........       15.9          13.3          33.8           28.1           60.9           53.9
 Other ..............................       15.1          12.0          34.5           23.9           61.8           43.5
                                       ---------     ---------     ---------     ----------     ----------     ----------
                                       $   172.8     $   209.8     $   602.0     $    737.2     $  1,118.4     $  1,242.3
                                       ---------     ---------     ---------     ----------     ----------     ----------

GAS MARKETS (IN BCF)
  Gas Sales .........................       24.2          34.7         102.8          128.0          180.6          209.4
  End User Transportation ...........       31.0          32.7          73.4           77.0          141.4          144.3
  Intermediate Transportation .......      148.4         141.6         296.9          282.2          601.1          551.3
                                       ---------     ---------     ---------     ----------     ----------     ----------

                                           203.6         209.0         473.1          487.2          923.1          905.0
                                       ---------     ---------     ---------     ----------     ----------     ----------

---------------------------------------------------------------------------------------------------------------------------

    Intermediate transportation revenues increased for the 1998 quarter, six- and twelve-month periods by $2.6 million, $5.7 million and $7.0 million, respectively, due in part to increased deliveries and increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. The increase in intermediate transportation deliveries for all three periods reflects additional Antrim gas volumes transported for Michigan gas producers and brokers. In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of
16.6 Bcf in volumes transported through June 1998. Although volumes have increased significantly, profit margins on intermediate transportation services are considerably less than margins on gas sales or end user transportation services.

    Other operating revenues increased for all three 1998 periods due in part to an increase in gas-related services. Also affecting the comparison to the 1997 periods are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

COST OF GAS

    Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the existing Gas Cost Recovery (GCR) mechanism, MichCon recovers all of its reasonably and prudently incurred cost of gas sold. As a result, fluctuations in cost of gas sold had little effect on gross margins.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Cost of gas sold decreased in all three 1998 periods due primarily to lower sales volumes resulting from warmer weather. The decrease in the 1998 quarter was partially offset by higher market prices paid of $.19 (7.56%) per thousand cubic feet of gas sold. Additionally, cost of gas sold decreased in the 1998 six- and twelve-month periods due to reductions in the market prices paid of $.31 (9.9%) and $.07 (2.2%) per thousand cubic feet of gas sold, respectively.

OPERATION AND MAINTENANCE

    Operation and maintenance expenses decreased in all 1998 periods, reflecting lower uncollectible gas accounts expense and lower benefit costs, primarily pension and retiree healthcare costs. MichCon implemented an early retirement program in the first quarter of 1998 which reduced its net workforce by approximately 150 employees (5%). The cost of the program and the related savings will not have a material impact on 1998 net income. However, it is expected that the results of the program will contribute to lower operating costs in future years.

    As discussed in MichCon's 1997 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding through Michigan Home Heating Credits, which are funded almost exclusively by the federal Low Income Home Energy Assistance Program (LIHEAP). While Congress increased LIHEAP funding to $1.1 billion for the fiscal year ending September 30, 1998, the U.S. House of Representatives' Appropriations Committee in July 1998, voted to eliminate funding for the program for the 1999 fiscal year, which begins October 1, 1998. The full House is expected to consider the Labor-Health & Human Services-Education funding bill in the third quarter of 1998. In contrast to the House Appropriations Committee, the U.S. Senate Labor and Human Resources Committee unanimously voted to reauthorize LIHEAP through 2004 at a funding level of $2.0 billion annually. In recent years, proposed reductions to LIHEAP funding have been repeatedly defeated. The Company is working with legislators and others to maintain the LIHEAP funding and is optimistic that it will ultimately be continued. If funding levels are significantly reduced, the Company will take steps to minimize the impact on its customers and its earnings. Any future changes in funding levels may impact MichCon's uncollectible gas accounts expense.

DEPRECIATION AND DEPLETION

    The decrease in depreciation and depletion for all three 1998 periods reflects lower depreciation rates for MichCon's utility property, plant and equipment, which became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of the lower rates.

PROPERTY AND OTHER TAXES

    Property and other taxes decreased in the 1998 periods reflecting lower property taxes based on the Company's pending appeals of its personal property tax assessments as discussed in MichCon's 1997 Annual Report on Form 10-K. The decrease in the 1998 twelve-month period was partially offset by higher Michigan single business taxes.

OTHER INCOME AND DEDUCTIONS

    Other income and deductions decreased in the 1998 quarter due primarily to an increase in the allowance for funds used during construction and a gain from the sale of land. The increase in the six-and twelve-month periods is due primarily to additional interest expense on long-term debt required to finance capital investments.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES

    Income taxes increased for the 1998 quarter, six- and twelve months periods as a result of higher pre-tax earnings. Income tax comparisons for the six- and twelve-month periods were also affected by a 1998 provision for tax issues and by amounts recorded in the 1997 periods for the favorable resolution of prior years' tax issues and tax credits.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    MichCon's cash flow from operating activities totaled $286.6 million for the 1998 six-month period, increasing $12.9 million from the comparable 1997 period. The increase was due primarily to lower working capital requirements resulting from the effects of warmer weather in 1998. Operating cash flows were sufficient for the payment of all capital expenditures.

FINANCING ACTIVITIES

    Cash and cash equivalents increased $5.7 million during the 1998 six-month period. Cash and cash equivalents normally increase and short-term debt is reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, cash and cash equivalents normally decrease as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which were renewed in July 1998. During the first six months of 1998, MichCon repaid $239.2 million of commercial paper, leaving no borrowings outstanding under this program at June 30, 1998.

    In June 1998, MichCon issued long term debt generating net proceeds of $153.1 million. The proceeds were used to retire first mortgage bonds, fund future capital expenditures and for general corporate purposes. During the 1998 quarter, MichCon redeemed through a tender offer $89.7 million of long-term debt and repaid $20 million of a first mortgage bond on its stated maturity date.

    During June 1998, MichCon filed a new shelf registration statement with the Securities and Exchange Commission allowing for the issuance of an additional $185 million in long term debt. As of June 30, 1998, MichCon's capacity under its shelf registration totaled $250 million.

INVESTING ACTIVITIES

    MichCon's capital expenditures totaled $74.5 million during the 1998 six-month period and are anticipated to be approximately $200 million for the year. Capital expenditures primarily represent the construction of transportation pipelines, the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

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

    MichCon plans to capitalize on the opportunities resulting from the gas industry restructuring by implementing its Regulatory Reform Plan, which was approved by the Michigan Public Service Commission (MPSC) in April 1998. The plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

    The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently, MichCon does not generate earnings on the gas-supply portion of its operations; however under this plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon will implement steps to mitigate risks from price and volume fluctuations.

    Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the Regulatory Reform Plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this program will have a favorable impact on future earnings. Various interested parties have requested a rehearing before the MPSC, or a review in the court; however, management believes the order will be upheld.

NEW ACCOUNTING PRONOUNCEMENTS

COMPUTER SOFTWARE

    In March 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of internal-use software and specifically identifies which costs should be capitalized and which costs should be expensed. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the SOP to have a material impact on MichCon's financial statements.

START-UP ACTIVITIES

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


DERIVATIVE AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value, and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

    MichCon manages gas price risk and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MichCon's financial statements are subject to fluctuations in the market value of hedging contracts, which are, in turn, affected by variations in gas prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133.

FORWARD LOOKING STATEMENTS

    The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon's 1997 Annual Report on Form 10-K.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                           THREE MONTHS ENDED          SIX MONTHS ENDED            TWELVE MONTHS ENDED
                                               JUNE 30,                     JUNE 30,                    JUNE 30,
                                        -------------------------     ----------------------- ---------------------------
                                            1998          1997          1998          1997         1998          1997
                                        ------------  -----------     ----------   ----------    ----------  ------------
OPERATING REVENUES...................... $   172,787  $   209,800     $  602,014   $  737,245    $1,118,448  $  1,242,311
                                         -----------  -----------     ----------   ----------    ----------  ------------
OPERATING EXPENSES
  Cost of gas...........................      57,512       83,031        275,101      386,304       521,026       624,501
  Operation and maintenance.............      61,868       69,394        124,090      143,499       263,231       297,797
  Depreciation and depletion............      23,492       26,424         45,937       51,925        97,715       100,939
  Property and other taxes..............      13,953       16,141         31,255       33,935        58,064        62,085
                                         -----------  -----------     ----------   ----------    ----------  ------------
    Total operating expenses............     156,825      194,990        476,383      615,663       940,036     1,085,322
                                         -----------  -----------     ----------   ----------    ----------  ------------

OPERATING INCOME........................      15,962       14,810        125,631      121,582       178,412       156,989
                                         -----------  -----------     ----------   ----------    ----------  ------------


OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................         822        1,277          1,934        2,486         4,107         5,167
  Interest on long-term debt............     (10,513)     (11,574)       (22,719)     (22,314)      (45,931)      (43,092)
  Other interest expense................      (1,891)      (1,858)        (5,148)      (4,749)       (9,063)       (8,986)
  Minority interest.....................        (398)        (595)        (1,143)        (933)       (2,092)       (1,219)
  Equity in Earnings of Joint Ventures..         361          331            950          641         1,508         1,032
  Other.................................         585         (304)           706         (103)        1,345        (1,610)
                                         -----------  -----------     ----------   ----------    ----------  ------------
    Total other income and (deductions).     (11,034)     (12,723)       (25,420)     (24,972)      (50,126)      (48,708)
                                         -----------  -----------     ----------   ----------    ----------  ------------

INCOME BEFORE INCOME TAXES..............       4,928        2,087        100,211       96,610       128,286       108,281
INCOME TAX PROVISION....................       1,914        1,156         35,533       33,486        47,712        36,206
                                         -----------  -----------     ----------   ----------    ----------  ------------

NET INCOME AVAILABLE FOR COMMON STOCK... $     3,014  $       931     $   64,678   $   63,124    $   80,574  $     72,075
                                         ===========  ===========     ==========   ==========    ==========  ============




            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED            TWELVE MONTHS ENDED
                                               JUNE 30,                     JUNE 30,                    JUNE 30,
                                        -------------------------     ----------------------- ---------------------------
                                            1998          1997          1998          1997         1998          1997
                                        ------------  -----------     ----------   ----------    ----------  ------------
BALANCE - BEGINNING OF PERIOD........... $   436,989  $   383,498     $  375,325   $  336,305    $  359,429  $    331,617
  Add - Net income......................       3,014          931         64,678       63,124        80,574        72,075
                                         -----------  -----------     ----------   ----------    ----------  ------------
                                             440,003      384,429        440,003      399,429       440,003       403,692

  Deduct - Cash dividends declared:
     Common Stock.......................           -       25,000              -       40,000             -        44,263
                                         -----------  -----------     ----------   ----------    ----------  ------------
BALANCE - END OF PERIOD................. $   440,003  $   359,429     $  440,003   $  359,429    $  440,003  $    359,429
                                         ===========  ===========     ==========   ==========    ==========  ============





The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                         JUNE 30,                  DECEMBER 31,
                                                                         -------------------------------------     ------------
                                                                              1998                 1997                1997
                                                                         ---------------      ----------------     ------------

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents..........................................  $        20,032      $         18,355     $     14,353
    Accounts receivable, less allowance for doubtful accounts of
     $14,132, $23,442 and $15,015, respectively........................          136,248               173,373          195,662
    Accrued unbilled revenues..........................................           15,500                16,158           91,896
    Gas in inventory...................................................           35,617                36,499           40,201
    Property taxes assessed applicable to future periods...............           43,152                37,885           64,827
    Accrued gas cost recovery revenues.................................                -                14,072           12,862
    Other..............................................................           28,408                29,344           33,361
                                                                         ---------------      ----------------     ------------
                                                                                 278,957               325,686          453,162
                                                                         ---------------      ----------------     ------------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.......................           20,436                19,731           19,643
    Long term investments..............................................           36,532                 3,737           35,110
    Deferred postretirement benefit costs..............................                -                 1,886                -
    Deferred environmental costs.......................................           27,934                27,680           27,699
    Prepaid benefit costs..............................................           95,008                64,737           85,790
    Other..............................................................           52,612                50,587           46,972
                                                                         ---------------      ----------------     ------------
                                                                                 232,522               168,358          215,214
                                                                         ---------------      ----------------     ------------

  Property, Plant and Equipment........................................        2,843,708             2,706,922        2,790,352
    Less - Accumulated depreciation and depletion .....................        1,356,842             1,282,057        1,322,392
                                                                         ---------------      ----------------     ------------
                                                                               1,486,866             1,424,865        1,467,960
                                                                         ---------------      ----------------     ------------
                                                                         $     1,998,345      $      1,918,909     $  2,136,336
                                                                         ===============      ================     ============
LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable...................................................  $        89,329      $        105,822     $    130,267
    Notes payable......................................................            4,067                38,366          241,691
    Current portion of long-term debt and capital lease obligations....           58,204                28,512           34,956
    Gas inventory equalization (Note 1)................................           15,478                66,685                -
    Federal income, property and other taxes payable...................           80,931                73,638           78,630
    Deferred gas cost recovery revenues................................           29,139                     -                -
    Exchange gas payable...............................................           26,998                     -            2,063
    Customer deposits..................................................           14,900                11,985           16,363
    Other..............................................................           37,241                45,842           65,717
                                                                         ---------------      ----------------     ------------
                                                                                 356,287               370,850          569,687
                                                                         ---------------      ----------------     ------------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Accumulated deferred income taxes..................................           89,549                78,701           83,905
    Unamortized investment tax credit..................................           31,823                33,666           32,745
    Tax benefits amortizable to customers..............................          123,444               115,432          122,922
    Accrued environmental costs........................................           32,000                32,000           32,000
    Minority interest..................................................           16,600                18,070           17,283
    Other..............................................................           43,926                40,578           44,663
                                                                         ---------------      ----------------     ------------
                                                                                 337,342               318,447          333,518
                                                                         ---------------      ----------------     ------------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS (NOTE 2).                  624,014               629,484          617,107
                                                                         ---------------      ----------------     ------------

  CONTINGENCIES (NOTE 5)

  COMMON SHAREHOLDER'S EQUITY
    Common stock.......................................................           10,300                10,300           10,300
    Additional paid-in capital.........................................          230,399               230,399          230,399
    Retained earnings..................................................          440,003               359,429          375,325
                                                                         ---------------      ----------------     ------------
                                                                                 680,702               600,128          616,024
                                                                         ---------------      ----------------     ------------
                                                                         $     1,998,345      $      1,918,909     $  2,136,336
                                                                         ===============      ================     ============

  The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   ---------------------
                                                                      1998        1997
                                                                   ----------   --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income................................................       $   64,678   $ 63,124
  Adjustments to reconcile net income to net cash
    flow provided
    from operating activities:
      Depreciation and depletion
        Per statement of income.............................           45,937     51,925
        Charged to other accounts...........................            3,991      3,724
      Deferred income taxes - current.......................          (12,096)   (13,122)
      Deferred income taxes and investment tax credit - net.            5,244        375
      Other.................................................           (3,045)      (544)
      Changes in assets and liabilities, exclusive of changes
        shown separately....................................          181,909    168,284
                                                                   ----------   --------
          Net cash provided from operating activities.......          286,618    273,766
                                                                   ----------   --------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net.......................................         (237,624)  (226,760)
  Issuance of long-term debt................................          153,052    124,051
  Cash dividend paid applicable to common stock.............              -      (40,000)
  Retirement of long-term debt..............................         (122,263)   (72,229)
                                                                   ----------   --------
          Net cash used for financing activities............         (206,835)  (214,938)
                                                                   ----------   --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures......................................          (74,503)   (57,423)
  Other - net...............................................              399      6,940
                                                                   ----------   --------
          Net cash used for investing activities............          (74,104)   (50,483)
                                                                   ----------   --------

Net Increase in Cash and Cash Equivalents...................            5,679      8,345
Cash and Cash Equivalents, January 1........................           14,353     10,010
                                                                   ----------   --------
Cash and Cash Equivalents, June 30..........................       $   20,032   $ 18,355
                                                                   ==========   ========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES
    SHOWN SEPARATELY
    Accounts receivable - net...............................       $   57,377   $ (7,915)
    Gas inventory equalization..............................           15,478     66,685
    Accrued/deferred gas cost recovery revenues.............           42,001     13,600
    Accrued unbilled revenues...............................           76,396     91,219
    Gas in inventory........................................            4,584     31,411
    Property taxes assessed applicable to future periods....           21,675     22,707
    Accounts payable........................................          (40,928)   (24,903)
    Federal income, property and other taxes payable........            2,301    (11,150)
    Exchange gas............................................           24,935     (7,572)
    Other current assets and liabilities....................          (12,890)    (3,664)
    Deferred and prepaid benefit costs......................           (9,218)     2,547
    Deferred assets and liabilities.........................              198     (4,681)
                                                                   ----------   --------
                                                                   $  181,909   $168,284
                                                                   ==========   ========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized....................       $   29,174   $ 27,883
                                                                   ==========   ========
    Federal income taxes....................................       $   12,541   $ 29,299
                                                                   ==========   ========



The notes to the consolidated financial statements are an integral part of this statement.

              MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  GAS IN INVENTORY

    Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 57.8 billion cubic feet (Bcf) and 39.8 Bcf of gas was included in inventory at June 30, 1998 and 1997, respectively.

2.  CAPITALIZATION

    A.     LONG-TERM DEBT ISSUANCE

         In June 1998, MichCon issued $75,000,000 of 6.2% and $75,000,000 of
    6.45% remarketable debt securities, both of which have stated maturities of June 2038. These securities are "fall-away mortgage" debt and as such, are secured debt as long as MichCon's current first mortgage bonds are outstanding and become senior unsecured debt thereafter.

         The securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing date is June 30, 2003 for the 6.2% debt and June 30, 2008 for the 6.45% debt. MichCon received a premium in return for granting options to the underwriters to reset the interest rate for a period of ten years at the initial remarketing date. The option premiums received for these securities, net of financing costs incurred, totaled $3,052,000. The option premium portions are being amortized to income over the intial interest and corresponding option periods. If the underwriters elect not to excercise their reset options, the securities become subject to the remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

    B.     LONG-TERM DEBT REDEMPTION

         In the second quarter of 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9.125% first mortgage bonds, due 2004 and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds, due 2002.

3.  LINES OF CREDIT

    MichCon has established credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. These credit lines totaling $300,000,000 support its commercial paper program. No borrowings were outstanding under these lines as of June 30, 1998. Both the 364-day revolving and three-year revolving credit facilities were renewed in July 1998.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)


4.  GAS PURCHASE SWAP AGREEMENTS

    MichCon has entered into gas swap agreements that are intended to hedge MichCon's gas purchase commitments and effectively fix the commodity rate portion of certain gas purchase agreements. The swap reduces MichCon's price risk; however, it limits potential gains from favorable changes in gas purchase prices. Changes in the market value of the swap contracts are deferred and included in inventory costs until the hedged transaction is completed, at which time the realized gain or loss in included in the cost of purchased gas. As of June 30, 1998 MichCon's deferred gain from such swap contracts is $214,800.

5.  CONTINGENCIES

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

6.  GENERAL

    The accompanying consolidated financial statements should be read in conjuction with MichCon's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

    Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

                                OTHER INFORMATION
LEGAL PROCEEDINGS

    As discussed most recently on page 10 in MichCon's 1997 Annual Report on Form 10-K, in December 1994, a suit was filed against MichCon in Wayne County Michigan Circuit Court by certain customers who had participated in one of three energy conservation programs sponsored by MichCon. Under these programs, which had been approved by the MPSC and operated from 1990 to 1996, MichCon offered low-interest loans, rebates and other arrangements to assist approximately 46,000 qualified residential customers in purchasing high-efficiency furnaces. MichCon did not manufacture, sell or install any of the furnaces. The complaint alleged that MichCon induced the purchase of these furnaces through its conservation programs and that it had a duty to, but failed to, warn its customers that harmful levels of carbon monoxide could backdraft if a chimney was not properly sized and a chimney liner installed. Plaintiffs sought injunctive relief, unspecified monetary damages and class action certification. MichCon impleaded, as third-party defendants, all of the manufacturers, contractors and installers of the plaintiffs' furnaces. The trial court denied such certification on two separate occasions but granted a third motion to certify the class.

    While MichCon's appeal of the trial court decision granting class action certification was pending in the Michigan Court of Appeals, the matter was settled. On July 24, 1998, the Wayne County Circuit Court approved the settlement. Under the terms of the settlement, 46,000 conservation loan participants have until October 9, 1998 (75 days) to submit a claim form to be reimbursed for a portion of the costs of installing a chimney liner or making repairs to their chimney. In addition, customers will be eligible to purchase a carbon monoxide detector from MichCon at a discounted price. MichCon will seek indemnification and coverage of its attorney's fees from some of the contractors and contribution from the other installers. It is management's belief, after discussion with legal counsel, that the ultimate resolution of this proceeding will not have a material effect on MichCon's financial statements.

EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT
                  NUMBER              DESCRIPTION
                  ------              -----------

                  12-1        Computation of Ratio of Earnings to Fixed Charges

                  27-1        Financial Data Schedule


         (b)      Reports on Form 8-K

                  MichCon filed a report on Form 8-K dated June 2, 1998, under
                  Item 5, with respect to MCN Energy Group Inc.'s update of its coal fines project and earnings expectations.

                  MichCon also filed a report on Form 8-K dated June 18, 1998, under Item 5, with respect to its offering of 6.20% Resetable MAndatory Putable/remarketable Securities ("MAPS(SM)") due June 30, 2038 and its 6.45% Extendable MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") due June 30, 2038 pursuant to its registration statement on Form S-3 (No. 333-56333) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as Exhibits thereto:

                         - Purchase Agreement dated June 18, 1998 with respect to the MAPS(SM).

                         - Purchase Agreement dated June 18, 1998 with respect to the MOPPRS(SM).

                         - First Supplemental Indenture dated as of June 18, 1998 to the Senior Debt Securities Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A.

                         - Thirty-fifth Supplemental Indenture dated as of June 18, 1998 to the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated
                            Gas Company and Citibank, N.A. and Robert T.
                            Kirchner, Trustees.

                         - Reset Remarketing Agreement dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc.

                         - Reset Remarketing Agreement dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MICHIGAN CONSOLIDATED GAS COMPANY


Date: August 14, 1998                        By:   /s/  Howard L. Dow III
                                                ------------------------------
                                                        Howard L. Dow III
                                                   Senior  Vice  President and
                                                      Chief Financial Officer