Form 10-Q
period 1998-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1998-11-12
CIK 65632

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, or

[ ]             TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    -------------

COMMISSION FILE NUMBER 1-7310

                        MICHIGAN CONSOLIDATED GAS COMPANY
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                38-0478040
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

 500 GRISWOLD STREET, DETROIT, MICHIGAN                  48226
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

    Number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1998:

               Common Stock, par value $.01 per share: 10,300,000




================================================================================

                               INDEX TO FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
COVER .................................................................  i

INDEX ................................................................. ii

PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements..........................................  9
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................  1

PART II - OTHER  INFORMATION
Item 1.  Legal Proceedings............................................. 14
Item 6.  Exhibits and Reports on Form 8-K.............................. 14

SIGNATURE ............................................................. 15

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

    Earnings decreased $2.3 million and $0.7 million in the 1998 quarter and nine-month periods, respectively, and increased $3.8 million for the 1998 twelve-month period. Earnings in all three 1998 periods were unfavorably affected by a net $11.2 million ($24.8 million gross) asset write-down in the 1998 quarter relating to certain gas gathering properties. Excluding the unusual write-down, MichCon's earnings increased by $8.9 million, $10.5 million and $15.0 million for the 1998 quarter, nine- and twelve-month periods. Earnings in all three 1998 periods reflect significantly lower operating costs as well as continued growth in intermediate transportation revenues. These improvements more than offset lower gross margins in the nine-and twelve-month periods resulting from reduced gas sales and end user transportation deliveries, which were primarily due to abnormally warm weather.



-------------------------------------------------------------------------------------------------------------------

                                                       EARNINGS COMPONENTS (IN MILLIONS)
                                                       --------------------------------
                                                            COMPARING 1998 TO 1997
                                                            ---------------------

                                              Quarter                Nine Months              Twelve Months
                                              -------                -----------              -------------
                                     $ Change      % Change     $ Change     % Change     $ Change     % Change
                                     --------      --------     --------     --------     --------     --------
Operating Revenue ...............     $ 3.3          2.8       $(131.9)       (15.4)      $(122.4)        (9.8)

Cost of Gas .....................       3.3         11.8        (107.9)       (26.1)        (98.9)       (15.9)

Gross Margin ....................       0.0          0.0         (24.0)        (5.4)        (23.5)        (3.8)

Operation and Maintenance .......      (6.4)       (10.0)        (25.8)       (12.4)        (36.0)       (12.3)

Depreciation and Depletion ......      (3.2)       (12.2)         (9.2)       (11.8)         (7.7)        (7.6)

Property and Other Taxes.........      (0.6)        (4.6)         (3.3)        (7.0)         (4.1)        (6.7)

Write-down of Gathering
Property.........................      24.8           N/A         24.8          N/A          24.8          N/A

Other Income and Deductions .....      (7.8)       (70.7)         (7.4)       (20.5)         (7.2)       (14.6)

Income Tax Provision ............      (4.5)       (69.7)         (2.4)        (9.0)          3.0          7.4

Net Income.......................      (2.3)       (14.4)         (0.7)        (1.6)          3.8          5.1


-------------------------------------------------------------------------------------------------------------------


GROSS MARGIN

    Gross margin (operating revenues less cost of gas) remained flat in the 1998 quarter and decreased in the 1998 nine- and twelve-month periods reflecting lower gas deliveries resulting from abnormally warm weather partially offset by increases in intermediate transportation and gas-related service revenues.

                  EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                  ---------------------------------------------



                                           Quarter                 Nine Months               Twelve Months
                                           -------                 -----------               -------------
                                      1998         1997         1998         1997         1998          1997
                                      ----         ----         ----         ----         ----          ----

Percentage Colder (Warmer)
  than Normal ..................       N/M        N/M           (21.6)%       1.7%        (14.5)%        2.5%

Increase (Decrease) from
  Normal in:
      Gas Markets (Bcf) ........       (1.5)      (0.3)         (26.7)        1.2         (27.4)         3.7

       Net Income (Millions) ...      $(1.1)     $(0.2)        $(23.1)       $1.1        $(23.7)        $3.3


N/M - Not meaningful
-------------------------------------------------------------------------------------------------------------------


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


    Gas sales and end user transportation revenues in total increased $1.3 million for the 1998 quarter and decreased $150.4 million and $144.8 million in the 1998 nine- and twelve-month periods, respectively. The increase for the 1998 third quarter is due primarily to higher recognized revenues to recover gas costs. As discussed in the "Cost of Gas" section that follows, MichCon's sales rates are set to recover all reasonably and prudently incurred gas costs. Substantially offsetting the increase in the current quarter is the impact of reduced gas sales as a result of warmer weather. The decrease in revenues for the 1998 nine- and twelve-month periods is due primarily to reduced gas sales as a result of warmer weather. Additionally, the decrease for the 1998 nine-month period partially resulted from lower prices required to recover gas costs. End user transportation deliveries increased slightly in the 1998 quarter and declined in the 1998 nine- and twelve-month periods; however, revenues increased slightly in the twelve-month period as a result of an increase in the average transportation rate.


----------------------------------------------------------------------------------------------------------------
                                             Quarter                    Nine Months            Twelve Months
                                             -------                    -----------            -------------
                                         1998        1997         1998          1997        1998       1997
                                         ----        ----         ----          ----        ----       ----
GAS MARKETS ($ MILLIONS)
 Gas Sales......................        $ 78.6       $ 77.7      $569.0        $717.7      $  914.1    $1,059.2
 End User Transportation........          16.6         16.2        59.8          61.5          82.9        82.6
 Intermediate
 Transportation.................          14.5         12.9        48.4          41.0          62.6        54.4
 Other..........................          12.7         12.3        47.2          36.2          62.2        48.0
                                        ------       ------      ------        ------      --------     -------
                                        $122.4       $119.1      $724.4        $856.4      $1,121.8    $1,244.2
                                        ------       ------      ------        ------      --------    --------

GAS MARKETS (IN BCF)
 Gas Sales......................          12.4         13.8       115.1         141.7         179.2       209.0
 End User Transportation........          28.7         28.6       102.1         105.7         141.4       144.4
 Intermediate
 Transportation.................         133.9        164.9       430.8         447.1         570.2       567.5
                                        ------       ------      ------        ------      --------    --------
                                         175.0        207.3       648.0         694.5         890.8       920.9
                                        ------       ------      ------        ------      --------    --------
----------------------------------------------------------------------------------------------------------------



     Intermediate transportation revenues increased for the 1998 quarter, nine- and twelve-month periods by $1.6 million, $7.4 million and $8.2 million, respectively, due in part to increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. Intermediate transportation deliveries decreased for the 1998 quarter and nine-month periods as a result of lower off system volumes transported for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. All three 1998 periods reflect additional Antrim gas volumes transported for Michigan gas producers and brokers. In December 1997, MichCon purchased a pipeline to expand the transportation capacity of its northern Michigan gathering system. This expansion made possible an increase of 24.0 Bcf in volumes transported through September 1998.

    Other operating revenues increased for all three 1998 periods due in part to an increase in gas-related services. Also affecting the nine- and twelve-month comparisons to the 1997 periods are unfavorable adjustments for energy conservation revenues in the 1997 periods resulting from the discontinuance of MichCon's energy conservation programs.

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Cost of gas sold increased in the 1998 quarter and decreased in the 1998 nine- and twelve-month periods. The increase in the 1998 quarter was due primarily to decreased supplier refunds and higher prices paid of $.10
(5%) per thousand cubic feet, partially offset by lower sales volumes resulting from warmer weather. The decrease in the 1998 nine- and twelve-month periods is due primarily to lower sales volumes resulting from warmer weather. Additionally, the nine- and twelve-month periods had reductions in prices paid of $.27 (9%) and $.05 (2%) per thousand cubic feet, respectively.

OPERATION AND MAINTENANCE

    Operation and maintenance expenses decreased in all 1998 periods, reflecting lower uncollectible gas accounts expense and labor and benefit costs, primarily resulting from pension and retiree healthcare costs. MichCon implemented an early retirement program that reduced MichCon's net workforce by approximately 175 employees (6%). The cost of the program and the related savings are offsetting in 1998 but will contribute to lower operating costs in future years.

    As discussed in MichCon's 1997 Annual Report on Form 10-K, MichCon receives a significant amount of its heating assistance funding through Michigan Home Heating Credits, which are funded almost exclusively by the federal Low Income Home Energy Assistance Program (LIHEAP). In October 1998, Congress approved a budget that provides for LIHEAP funding at $1.1 billion for the fiscal year ending September 30, 1999, representing an amount equal to the fiscal year 1998 funding. Any future changes in funding levels may impact MichCon's uncollectible gas accounts expense.

DEPRECIATION AND DEPLETION

    The decrease in depreciation and depletion for all three 1998 periods reflects lower depreciation rates for MichCon's utility property, plant and equipment, which became effective January 1, 1998. Depreciation on higher plant balances partially offset the effect of the lower rates.

PROPERTY AND OTHER TAXES

    Property and other taxes decreased for all three 1998 periods. The decrease in the 1998 quarter was primarily attributable to lower Michigan Single Business taxes resulting from lower Single Business taxable income. This decrease was partially offset by higher property taxes resulting from higher plant balances. The decreases in the nine- and twelve-month periods reflects lower property taxes based on the Company's pending appeals of its personal property tax assessments as discussed in MichCon's 1997 Annual Report on Form 10-K.

WRITE-DOWN OF GATHERING PROPERTY


    All three 1998 periods reflect a $24.8 million asset write-down of certain non-utility gas gathering properties recorded in the 1998 quarter. As a result of a need to divert certain untreated gas away from the respective gas system, a new gas reserve analysis was performed in the 1998 third quarter. This analysis resulted in projected cash flows insufficient to cover the system's book value. Though this write-down reflects an impairment of certain gas gathering properties, MichCon believes the write-down will not have a material impact on future revenues due to the growth and strength of MichCon's other ventures.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER INCOME AND DEDUCTIONS

      Other income and deductions decreased in the 1998 quarter, nine- and twelve-month periods due primarily to a decrease in minority interest in net income of subsidiaries. The decrease in minority interest resulted from an asset write-down of certain non-utility gas gathering properties as previously discussed.

INCOME TAXES

    Income taxes decreased for the 1998 quarter, nine- and twelve-month periods as a result of lower pre-tax earnings and the flow through effect of certain book to tax temporary differences. Income tax comparisons for the nine- and twelve-month periods were also affected by a 1998 provision for tax issues and by amounts recorded in the 1997 periods for the favorable resolution of prior years' tax issues and tax credits.


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    MichCon's cash flow from operating activities totaled $218.0 million for the 1998 nine-month period, increasing $8.1 million from the comparable 1997 period. The increase was due primarily to higher net income after adjusting for depreciation, the write-down of gathering properties, and deferred taxes. This increase was partially offset by a net decrease from changes in other assets and liabilities. Operating cash flows were sufficient for the payment of all capital expenditures.

FINANCING ACTIVITIES

    MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon's short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which were renewed in July 1998. During the first nine months of 1998, MichCon repaid $35.0 million of commercial paper. Commercial paper borrowings of $201.7 million were outstanding under this program at September 30, 1998. Of the outstanding commercial paper borrowings, a total of $107.4 million was loaned to an affiliate during the third quarter of 1998. MichCon expects repayment of the amount loaned to the affiliate in December 1998. In October 1998, MichCon established a 60-day unsecured credit line that allows for borrowings of up to an additional $50 million.

    In June 1998, MichCon issued long term debt generating net proceeds of $153.1 million. The proceeds were used to retire first mortgage bonds, fund future capital expenditures and for general corporate purposes. In the 1998 second quarter, MichCon redeemed through a tender offer $89.7 million of long-term debt and repaid $20 million of first mortgage bonds on their stated maturity date.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    In June 1998, MichCon filed a new shelf registration statement with the Securities and Exchange Commission allowing for the issuance of an additional $185 million in long term debt. As of September 30, 1998, MichCon's capacity under its shelf registration totaled $250 million.

    During the third quarter of 1998, Standard & Poor's lowered MichCon's commercial paper and long-term debt securities ratings from A1 to A2 and A to A-, respectively. MichCon's securities ratings by Moody's, Duff & Phelps, and Fitch have remained unchanged. MichCon's commercial paper and long-term debt securities are considered investment grade quality by all four rating agencies.

INVESTING ACTIVITIES

    MichCon's capital expenditures totaled $105.2 million during the 1998 nine-month period and are anticipated to be approximately $175 million for the year. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

      It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


OUTLOOK

    MichCon's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to increase revenues and reduce its costs in order to maintain strong returns and provide customers with high-quality services at competitive prices.

    MichCon plans to capitalize on the opportunities resulting from the gas industry restructuring by implementing its Regulatory Reform Plan (Plan), which was approved by the Michigan Public Service Commission (MPSC) in April 1998. The Plan includes a comprehensive experimental three-year customer choice program that is designed to offer expanded availability and transportation options to all sales customers, subject to annual caps on the level of participation. Beginning April 1, 1999, customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

    The Plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas cost component of MichCon's sales rates for the three-year period beginning on January 1, 1999. Currently, MichCon does not generate earnings on the gas-supply portion of its operations; however under this Plan, changes in cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon has contracted for a substantial portion of its expected gas requirements and intends to use its storage facilities to mitigate risks from winter price and volume fluctuations.

     Also beginning in 1999, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the Plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this Plan will have a favorable impact on future earnings. In October 1998, the MPSC denied a rehearing and affirmed its approval of the Plan. Various interested parties have appealed the MPSC's decision to the Michigan Court of Appeals. While management believes that, based upon applicable Michigan law, the order should be upheld by the Michigan Court of Appeals, there can be no assurance as to the outcome.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000

    Background - As a result of computer programs being written using two digits rather than four digits to define the year, any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could cause computer systems to malfunction and have a material adverse impact on MichCon's operations and business processes. The effects of the Year 2000 issue are exacerbated as a result of companies' dependence on partners, operators, suppliers and governmental agencies.

    Plan and State of Readiness - MichCon's parent company, MCN Energy Group Inc. (MCN), aware of the Year 2000 potential impact, initiated a business systems replacement program in 1995. Additionally, MCN established a corporate-wide program in 1997 under the direction of a Year 2000 Project Office that reports regularly to the MCN Board of Directors. MCN's programs include all MichCon operations and business processes. MCN has implemented a four-phase Year 2000 approach consisting of: i) inventory - identification of the components of MichCon's systems, equipment and facilities; ii) assessment - assessing the Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation - upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing - verifying items are Year 2000 ready. MichCon is on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready by mid-1999, as detailed below. MichCon's business systems primarily consist of general ledger, payroll, customer billing and inventory control systems and their related hardware. MichCon's measurement and control systems primarily consist of the "SCADA" system which measures and monitors the transportation and distribution of gas, as well as regulators, pressure controls and meters. The estimated completion status of these systems as of September 30, 1998 and the projected status for future periods follows:




                                            Inventory        Assessment       Remediation        Testing
                                           ------------     -------------    --------------     -----------
Business Systems:
     September 30, 1998..................       95%               90%               10%             10%
     December 31, 1998...................      100%               95%               15%             15%
     March 31, 1999......................      100%              100%               80%             70%
     June 30, 1999.......................      100%              100%              100%            100%

Measurement and Control Systems:
     September 30, 1998..................       95%               85%               30%             30%
     December 31, 1998...................      100%               90%               70%             60%
     March 31, 1999......................      100%              100%              100%             90%
     June 30, 1999.......................      100%              100%              100%            100%


    MichCon has also visited key partners, operators and suppliers to review their Year 2000 issues and share information. To the extent that any of these parties experience Year 2000 problems in their systems, the reliability of MichCon's services may be adversely affected. The majority of MichCon's key partners, operators and suppliers have completed their Year 2000 inventory and assessment phases. MichCon is continuing to monitor the progress of these key partners, operators and suppliers toward their completion of the remediation and testing phases.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Cost of Remediation - Costs associated with the Year 2000 issue are not expected to have a material adverse affect on MichCon's results of operation, liquidity and financial condition. The total costs are estimated to be between $3.0 million and $4.0 million of which approximately $2.0 million was incurred through September 1998. This estimate does not include MichCon's Share of Year 2000 costs that may be incurred by partnerships and joint ventures. The anticipated costs are not higher due in part to the ongoing replacement of significant older systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

    Risk and Contingency Planning - MichCon anticipates a relatively smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations. Such interruptions or failures could have a material adverse effect on MichCon's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key partners, operators, suppliers and governmental agencies, MichCon cannot certify that it will be unaffected by Year 2000 complications. MichCon has addressed the Year 2000 risks of its business by prioritizing such risks based on the likely worst case scenarios and their impact on the business. Focusing first on the safety and welfare of MichCon's customers and employees, two mission-critical processes were identified: gas supply and distribution, and leak management emergency response.

     While MichCon believes it will be able to remediate and test all internal systems that support these processes, it fully recognizes its dependence on partners, operators, suppliers and governmental agencies. In order to reduce its Year 2000 risk, MichCon is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Through failure scenario identification, MichCon's approach is to develop reasonable and practical contingency plans to maintain operations in case of non-performance. Contingency plans are being developed for these processes, highlighting plan objectives, test approaches, required equipment and resources, necessary personnel, schedules and locations, test procedures and expected results. Contingency plans are already in place for many scenarios and include manual intervention, and arrangements with multiple suppliers and service providers. Initial testing of MichCon's contingency plans is scheduled to commence by December 1998. Contingency plans will continue to be refined throughout 1999 as MichCon continues to work with partners, operators, suppliers and governmental agencies.


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


FORWARD LOOKING STATEMENTS

    The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon's 1997 Annual Report on Form 10-K. Additional factors that may impact forward-looking statements include MichCon's dependence on partners, operators, suppliers and governmental agencies, and their ability to upgrade their business systems and measurement and control systems in order to mitigate the potential adverse effects of the Year 2000 issue.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------         -----------------         -------------------
                                                      1998         1997         1998         1997         1998          1997
                                                      ----         ----         ----         ----         ----          ----
OPERATING REVENUES......................           $   122,428  $   119,114  $   724,442  $   856,359  $ 1,121,762  $ 1,244,174
                                                   -----------  -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Cost of gas...........................                31,143       27,848      306,244      414,152      524,321      623,186
  Operation and maintenance.............                57,422       63,809      181,512      207,308      256,844      292,879
  Depreciation and depletion............                22,973       26,159       68,910       78,084       94,529      102,268
  Property and other taxes..............                12,087       12,667       43,342       46,602       57,484       61,591
  Write-down of gathering properties
  (Note 4)..............................                24,800           --       24,800           --       24,800           --
                                                   -----------  -----------  -----------  -----------  -----------  -----------
    Total operating expenses............               148,425      130,483      624,808      746,146      957,978    1,079,924
                                                   -----------  -----------  -----------  -----------  -----------  -----------
OPERATING INCOME (LOSS).................               (25,997)     (11,369)      99,634      110,213      163,784      164,250
                                                   -----------  -----------  -----------  -----------  -----------  -----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income.......................                 1,639        1,144        3,573        3,630        4,602        4,910
  Interest on long-term debt............               (10,975)     (11,659)     (33,694)     (33,973)     (45,247)     (44,438)
  Other interest expense................                (2,001)      (1,033)      (7,149)      (5,782)     (10,031)      (8,802)
  Minority interest.....................                 7,050         (523)       5,907       (1,456)       5,481       (1,410)
  Equity in earnings of joint ventures..                   511          212        1,461          853        1,807        1,041
  Other.................................                   529          766        1,235          663        1,108         (808)
                                                   -----------  -----------  -----------  -----------  -----------  -----------
    Total other income and
    (deductions)........................                (3,247)     (11,093)     (28,667)     (36,065)     (42,280)     (49,507)
                                                   -----------  -----------  -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES.......               (29,244)     (22,462)      70,967       74,148      121,504      114,743
INCOME TAX PROVISION (BENEFIT)..........               (10,906)      (6,426)      24,627       27,060       43,232       40,267
                                                   -----------  -----------  -----------  -----------  -----------  -----------
NET INCOME (LOSS) AVAILABLE FOR
COMMON STOCK............................           $   (18,338) $   (16,036) $    46,340  $    47,088  $    78,272  $    74,476
                                                   ===========  ===========  ===========  ===========  ===========  ===========





            CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                  THREE MONTHS ENDED         NINE MONTHS ENDED         TWELVE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------         -----------------         -------------------
                                                   1998         1997         1998         1997         1998          1997
                                                   ----         ----         ----         ----         ----          ----
BALANCE - BEGINNING OF PERIOD.............         $ 440,003    $ 359,429    $ 375,325    $ 336,305    $ 343,393    $ 313,180
  Add - Net income (loss).................           (18,338)     (16,036)      46,340       47,088       78,272       74,476
                                                   ---------    ---------    ---------    ---------    ---------    ---------
                                                     421,665      343,393      421,665      383,393      421,665      387,656

  Deduct - Cash dividends declared:
     Common Stock.........................                --           --           --       40,000           --       44,263
                                                   ---------    ---------    ---------    ---------    ---------    ---------
BALANCE - END OF PERIOD...................         $ 421,665    $ 343,393    $ 421,665    $ 343,393    $ 421,665    $ 343,393
                                                   =========    =========    =========    =========    =========    =========


       The notes to the consolidated financial statements are an integral part of these statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                                                      SEPTEMBER 30,           December 31,
                                                                               -----------------------------  ------------
                                                                                   1998            1997          1997
                                                                               --------------  -------------  ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents..........................................          $    10,611     $   12,148    $   14,353
    Accounts receivable, less allowance for doubtful accounts of
     $8,912, $16,104 and $15,015, respectively.........................               99,223        104,218       195,662
    Accrued unbilled revenues..........................................               17,145         21,972        91,896
    Gas in inventory...................................................               96,465         96,533        40,201
    Property taxes assessed applicable to future periods...............               31,401         26,870        64,827
    Accrued gas cost recovery revenues.................................                   --             --        12,862
    Notes receivable - affiliate (Note 5)..............................              107,440             --            --
    Other..............................................................               29,296         32,375        33,361
                                                                                 -----------     ----------    ----------
                                                                                     391,581        294,116       453,162
                                                                                 -----------     ----------    ----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.......................               20,458         19,229        19,643
    Long term investments..............................................               37,171          3,810        35,110
    Deferred environmental costs.......................................               28,052         27,600        27,699
    Prepaid benefit costs..............................................              103,814         71,345        85,790
    Other..............................................................               58,429         51,399        46,972
                                                                                 -----------     ----------    ----------
                                                                                     247,924        173,383       215,214
                                                                                 -----------     ----------    ----------

  PROPERTY, PLANT AND EQUIPMENT (NOTE 4)................................           2,845,717      2,741,653     2,790,352
    Less - Accumulated depreciation and depletion.......................           1,377,164      1,303,841     1,322,392
                                                                                 -----------     ----------    ----------

                                                                                   1,468,553      1,437,812     1,467,960
                                                                                 -----------     ----------    ----------

                                                                                 $ 2,108,058     $1,905,311    $2,136,336
                                                                                 ===========     ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable.....................................................        $    67,591     $   92,051    $  130,267
    Notes payable........................................................            204,313        140,022       241,691
    Current portion of long-term debt and capital lease obligations......             58,066         28,099        34,956
    Federal income, property and other taxes payable.....................             41,223         40,602        78,630
    Deferred gas cost recovery revenues..................................             23,899            646            --
    Exchange gas payable.................................................             28,520            739         2,063
    Customer deposits....................................................             16,803         14,026        16,363
    Other................................................................             51,637         55,536        65,717
                                                                                 -----------     ----------    ----------
                                                                                     492,052        371,721       569,687
                                                                                 -----------     ----------    ----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes................................................             84,652         79,273        83,905
    Unamortized investment tax credit....................................             31,362         33,206        32,745
    Tax benefits amortizable to customers................................            132,676        123,540       122,922
    Accrued environmental costs..........................................             32,000         32,000        32,000
    Minority interest....................................................              9,349         16,927        17,283
    Other................................................................             41,858         38,553        44,663
                                                                                 -----------     ----------    ----------
                                                                                     331,897        323,499       333,518
                                                                                 -----------     ----------    ----------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS (NOTE 1)...........            621,745        625,999       617,107
                                                                                 -----------     ----------    ----------

  CONTINGENCIES (NOTE 6)

  COMMON SHAREHOLDER'S EQUITY
    Common stock.........................................................             10,300         10,300        10,300
    Additional paid-in capital...........................................            230,399        230,399       230,399
    Retained earnings....................................................            421,665        343,393       375,325
                                                                                 -----------     ----------    ----------
                                                                                     662,364        584,092       616,024
                                                                                 -----------     ----------    ----------

                                                                                 $ 2,108,058     $1,905,311    $2,136,336
                                                                                 ===========     ==========    ==========


            The notes to the consolidated financial statements are an
                        integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                            1998           1997
                                                                        --------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income ...........................................................   $  46,340    $  47,088
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income ........................................      68,910       78,084
        Charged to other accounts ......................................       5,948        5,660
      Write-down of gathering properties, net  (Note 4) ................      11,200           --
      Deferred income taxes - current ..................................     (11,889)     (25,229)
      Deferred income taxes and investment tax credit - net ............      15,218        8,595
      Other ............................................................      (3,509)      (1,159)
      Changes in assets and liabilities, exclusive of changes
        shown separately ...............................................      85,817       96,908
                                                                           ---------    ---------
          Net cash provided from operating activities ..................     218,035      209,947
                                                                           ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net (Note 5) .........................................     (37,378)    (125,104)
  Issuance of long-term debt ...........................................     153,052      124,051
  Cash dividend paid applicable to common stock ........................          --      (40,000)
  Retirement of long-term debt .........................................    (124,637)     (74,792)
                                                                           ---------    ---------
          Net cash used for financing activities .......................      (8,963)    (115,845)
                                                                           ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Notes receivable - affiliate - net ...................................    (107,440)          --
  Capital expenditures .................................................    (105,179)     (97,042)
  Other - net ..........................................................        (195)       5,078
                                                                           ---------    ---------
          Net cash used for investing activities .......................    (212,814)     (91,964)
                                                                           ---------    ---------

Net Decrease in Cash and Cash Equivalents ..............................      (3,742)       2,138
Cash and Cash Equivalents, January 1 ...................................      14,353       10,010
                                                                           =========    =========
Cash and Cash Equivalents, September 30 ................................   $  10,611    $  12,148
                                                                           =========    =========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net ..........................................   $  94,274    $  61,679
    Accrued/deferred gas cost recovery revenues ........................      36,761       28,318
    Accrued unbilled revenues ..........................................      74,751       85,405
    Gas in inventory ...................................................     (56,264)     (28,623)
    Property taxes assessed applicable to future periods ...............      33,426       33,722
    Accounts payable ...................................................     (62,666)     (38,674)
    Federal income, property and other taxes payable ...................     (37,407)     (44,186)
    Exchange gas .......................................................      26,457        2,756
    Other current assets and liabilities ...............................       2,314        6,197
    Deferred and prepaid benefit costs .................................     (18,024)      (2,175)
    Deferred assets and liabilities ....................................      (7,805)      (7,511)
                                                                           =========    =========
                                                                           $  85,817    $  96,908
                                                                           =========    =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest, net of amounts capitalized ...............................   $  38,164    $  36,143
                                                                           =========    =========
    Federal income taxes ...............................................   $  17,181    $  39,530
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

          The securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing date is June 30, 2003 for the 6.2% debt and June 30, 2008 for the 6.45% debt. MichCon received an option premium in return for granting options to the underwriters to reset the interest rate for a period of ten years at the initial remarketing date. The option premiums received for these securities, net of financing costs incurred, totaled $3,052,000. The option premium portions are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

    B.  LONG-TERM DEBT REDEMPTION

          In the second quarter of 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9.125% first mortgage bonds, due 2004 and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds, due 2002.


2.  LINES OF CREDIT

    MichCon has established credit lines that allow for borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. These credit lines totaling $300,000,000 support its commercial paper program. Both the 364-day revolving and three-year revolving credit facilities were renewed in July 1998. As of September 30, 1998, $201,734,000 in borrowings were outstanding under these lines. In October 1998, MichCon established a 60-day unsecured credit line that allows for borrowings of up to an additional $50,000,000.


3.  GAS PURCHASE SWAP AGREEMENTS

    MichCon has entered into gas swap agreements that are intended to hedge MichCon's gas purchase commitments and effectively fixes the commodity rate portion of certain gas purchase agreements. The swap reduces MichCon's price risk; however, it limits potential gains from favorable changes in gas purchase prices. Changes in the market value of the swap contracts are deferred and included in inventory costs until the hedged transaction is completed, at which time the realized gain or loss in included in the cost of purchased gas. As of September 30, 1998 MichCon's deferred loss from such swap contracts is $1,682,000.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)



4.  LOSS ON ASSETS

    During the third quarter of 1998, MichCon recognized a $24,800,000 pre-tax loss ($11,200,000 net of taxes and minority interest) from the write-down of assets in certain non-utility gas gathering properties. As a result of a need to divert certain untreated gas away from the respective gathering system, a new gas reserve analysis was performed in the third quarter of 1998. This analysis resulted in projected cash flows insufficient to cover the system's book value. The write-down was recognized in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."


5.  AFFILIATE TRANSACTION

    During the third quarter of 1998, MichCon loaned MCN Energy Group Inc. $107,440,000 by issuing notes under its existing commercial paper program. The money loaned represents a short-term note receivable at an average interest rate of 5.79% from MCN Energy Group Inc. as of September 30, 1998.


6.  CONTINGENCIES

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


7.  GENERAL

    The accompanying consolidated financial statements should be read in conjunction with MichCon's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

      Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

                                OTHER INFORMATION
LEGAL PROCEEDINGS

    MichCon settled the two class action lawsuits relating to the installation of high-efficiency furnaces. The furnace installation program was handled by heating contractors under three separate MPSC approved, MichCon financed, programs between 1989 and 1995. There were 46,000 class members. The notice of settlement was sent in June 1998 to the class members.

    Terms of the settlement included capped co-payments for the repair of chimney damages or the installation of a chimney liner and a reduced price for a carbon monoxide detector purchase from MichCon. The request for reimbursement period ended on October 9, 1998. A total of 113 claim forms were sent out. Claims totaling $3,105 were received and will be paid out in November 1998.


EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

           Exhibit
           Number                    Description
           -------                   -----------
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


                                  MICHIGAN CONSOLIDATED GAS COMPANY


Date: November 12, 1998                      By:  /s/    Harold Gardner
                                                --------------------------------
                                                       Harold Gardner
                                                  Vice   President and
                                                  Chief Accounting Officer

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
   12.1                       Michigan Consolidated Gas Company and Subsidiaries
                              Computation of Ratio of Earnings to fixed charges.

     27                       Financial Data Schedule