Form 10-K
period 1998-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1999-03-11
CIK 65632

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                  313-965-2430
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             -----   -----

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. X
               -----

    ALL OF THE REGISTRANT'S 10,300,000 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE, ARE INDIRECTLY OWNED BY MCN ENERGY GROUP INC.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------

                                    GLOSSARY


Antrim Gas........................ Natural gas produced from shallow wells in the Devonian (Antrim) shale formations.

End User Transportation........... A gas delivery service provided to large-volume commercial and industrial
                                   customers who purchase natural gas directly from producers or brokerage companies.

FERC.............................. Federal Energy Regulatory Commission; a
                                   federal agency that determines the rates and regulations of interstate pipelines.

Gas Storage....................... The process of injecting, storing and withdrawing natural gas from a depleted
                                   underground natural gas field or salt cavern.

GCR............................... Gas Cost Recovery; a process, in effect through 1998, by which MichCon, through
                                   annual gas cost proceedings before the
                                   Michigan Public Service Commission, was
                                   allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation....... A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN............................... MCN Energy Group Inc. and its subsidiaries.

MichCon........................... Michigan Consolidated Gas Company; an
                                   indirect wholly-owned natural gas
                                   distribution and intrastate transmission subsidiary of MCN.

MichCon Pipeline.................. MichCon Pipeline Co., a wholly-owned subsidiary of MichCon that engages in
                                   pipeline projects through its subsidiaries.

                                    GLOSSARY
                                   (concluded)


MPSC.............................. Michigan Public Service Commission; the
                                   regulator of intrastate aspects of the
                                   natural gas industry within the State of Michigan.

Normal Weather.................... The average daily temperature within
                                   MichCon's service area during a recent
                                   30-year period.

Spot Market....................... The buying and selling of natural gas on a short-term basis, typically month to month.

Units of Measurement:

Bcf............................... Billion cubic feet of gas.

Mcf............................... Thousand cubic feet of gas.

MMcf.............................. Million cubic feet of natural gas.

/d................................ Added to various units of measure to denote units per day.

                                TABLE OF CONTENTS



     CONTENTS                                                                                         PAGE
     --------                                                                                        NUMBER
                                                                                                     ------
     Part I
       Item 1.   Business.......................................................................      1

       Item 2.   Properties ....................................................................      8

       Item 3.   Legal Proceedings..............................................................      9

       Item 4.   Submission of Matters to a Vote of Security Holders............................     10

     Part II
       Item 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters........................................................................     10

       Item 6.   Selected Financial Data........................................................     11

       Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ....................................................................     12

       Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....................     23

       Item 8.   Financial Statements and Supplementary Data....................................     24

       Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure ....................................................................     49

     Part III
       Item 10.  Directors and Executive Officers of the Registrant.............................     49

       Item 11.  Executive Compensation.........................................................     49

       Item 12.  Security Ownership of Certain Beneficial Owners and Management.................     49

       Item 13.  Certain Relationships and Related Transactions.................................     49

     Part IV
       Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8- K...............     49

     Signatures.................................................................................     52

                           FORWARD-LOOKING STATEMENTS

    This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomenon; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon's business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets; (viii) the timing, nature and impact of Year 2000 activities; and (ix) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

ITEM 1. BUSINESS

    MichCon, or the Company, is a Michigan corporation that was organized in 1898 and, with its predecessors, has been in business for 150 years. MichCon is a natural gas utility primarily engaged in the distribution and transmission of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan. MichCon's non-regulated operations are not material.

    On December 31, 1998, MichCon and its subsidiaries employed 2,724 persons. Slightly less than half of MichCon's labor force is covered by five collective bargaining agreements. In June 1998, MichCon successfully negotiated and signed three 3-year collective bargaining agreements. The remaining two agreements will expire December 2000.


RESULTS OF OPERATIONS

    MichCon's earnings for 1998 were $77.0 million, a decrease of $2.0 million from 1997. Results for 1998 include an unusual charge which reduced earnings by $11.2 million, net of taxes and minority interest, relating to a write-down of certain gas gathering properties, owned by Saginaw Bay Pipeline Company, a wholly-owned subsidiary of MichCon Pipeline. A new gas reserve analysis was performed in 1998 to determine the impact of the diversion of certain untreated gas away from the gathering system. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carry value of the system exceeded its estimated fair value.

    Excluding this unusual charge, MichCon had 1998 earnings of $88.2 million, an improvement of $9.2 million over 1997. Earnings comparisons were impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs. The cost-saving initiatives allowed MichCon to continue its record of solid financial performance.


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


                                          1998           1997         1996
                                        --------       --------     --------
REVENUE (in millions of dollars)
Gas Sales .........................     $  823.8       $1,062.8     $1,085.8
End User Transportation ...........         82.0           84.5         82.2
Intermediate Transportation .......         63.2           55.2         48.6
                                        --------       --------     --------
  Total Sales and Transportation ..        969.0        1,202.5      1,216.6
Other .............................         64.7           51.2         42.2
                                        --------       --------     --------
  Total Operating Revenues ........     $1,033.7       $1,253.7     $1,258.8
                                        ========       ========     ========

MARKETS (Bcf)
Gas Sales .........................        168.9          205.8        217.7
End User Transportation ...........        140.1          145.0        146.7
Intermediate Transportation .......        537.5          586.4        527.5
                                        --------       --------     --------
  Total Sales and Transportation ..        846.5          937.2        891.9
                                        ========       ========     ========

    EFFECT OF WEATHER: MichCon's gas sales and end user transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

Effect of Weather on Gas Markets and Earnings

                                                  1998            1997          1996
                                                --------        --------       -------
Percentage Colder (Warmer) Than Normal ....      (19.3)%           0.8%          5.4%
Increase (Decrease) From Normal in:
  Gas Markets (in Bcf) ....................      (40.3)            0.6          10.9
  Net Income (in Millions) ................     $(35.3)          $ 0.5         $ 9.9

    GAS SALES: Revenues decreased $239.0 million in 1998 due primarily to weather, which was 20.1% warmer in 1998 compared to 1997, and a reduction in gas sales rates resulting from lower gas costs. This market represents approximately 20% of total deliveries and produced approximately 64% of MichCon's gross profit margin. The average margin per Mcf from gas sales was improved significantly to $2.16 in 1998 from $2.07 in 1997.

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

    MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan and to achieve competitive financial results. To accomplish this, MichCon will increase penetration of existing markets by focusing on meeting the needs of customers and the marketplace, will continue efforts to reduce cost of gas and operating costs, and will take advantage of profitable opportunities to expand to new geographic areas.

    The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation aimed at giving all customers added choices and greater price certainty. The overall package of regulatory changes associated with the gas industry restructuring is expected to generate additional revenue and cost savings opportunities. MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers. See "Regulation and Rates" on page 6 for a discussion regarding Regulatory Reform.

    MichCon's Market Expansion Program is intended to spur demand for natural gas in areas currently not served. The program primarily targets residential and small-volume commercial markets. By financing the cost of main extensions, this program makes it easier for users of higher-cost fuels, such as propane and fuel oil, to switch to natural gas for space heat and other applications. This program accounted for over 12,000 of the nearly 93,000 new customers added during the past four years. In 1998, three new areas of Michigan were served by MichCon, bringing the total number of new areas added since the program's inception in 1984 to 140.

    Cost of gas sold per Mcf for 1998 was $2.71, a decrease of $.40 (13%) from 1997. MichCon continued to retain a significant cost advantage over competing fuels. Cost of gas sold per Mcf for 1997 increased from 1996 by $.19 (7%).

    END USER TRANSPORTATION: Deliveries decreased slightly to 140.1 Bcf in 1998 due to warmer weather. In 1998, this market accounted for approximately 17% of total gas deliveries and produced approximately 14% of MichCon's gross profit margin.

    At December 31, 1998, MichCon had end user transportation agreements representing annual volumes of 154 Bcf. Approximately 53% of these volumes are under contracts that extend to 2000 or beyond and include the majority of the large, and most price-sensitive, customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 1999 and relate to a large number of low-volume users with relatively low price sensitivity.

    Through technical and financial assistance, industrial and commercial customers have been encouraged to increase their use of natural gas. The natural gas-fueled power generation market accounted for approximately 31 Bcf of gas deliveries in both 1998 and 1997. Gas engine driven technologies, along with industrial process and heating, ventilation and air conditioning (HVAC) conversion applications in certain businesses, also provide significant opportunities for conversion to natural gas-powered equipment. The efficiencies and price competitiveness of natural gas can significantly reduce operating costs for customers, generally offsetting in a relatively short period of time the typically higher initial cost of gas-burning equipment.

    MichCon continues to be successful in converting customers' facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, it has not experienced any significant fuel switching by its customers in recent years. In 1998, approximately 23 Bcf of MichCon's transportation deliveries were to customers who substituted natural gas for coal.

    The primary focus of competition in this market is cost. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources such as coal, electricity, oil and steam. In addition, some of these customers could bypass MichCon's distribution system and obtain gas directly from an interstate pipeline company. However, cost differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. During 1998, none of MichCon's industrial customers bypassed its distribution system. MichCon competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of the Company's extensive storage capacity and multiple supply sources. Almost all significant customers who could bypass MichCon are under long-term transportation contracts.

    The MPSC has approved a direct access program for the state's two largest electric utilities, which began in mid-1998, and allows large electric users to directly purchase lower priced electricity. The program is not expected to materially impact the competitiveness of natural gas.

    INTERMEDIATE TRANSPORTATION: This service accounts for approximately 63% of total gas deliveries, however, due to the lower costs and therefore rates applicable to this service, it represents only 11% of MichCon's gross profit margin. The decrease in intermediate transportation deliveries in 1998 reflects lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Although transported volumes for fixed-fee customers may fluctuate, revenues from such customers are not affected.

    In 1998, through efficient use of transmission and storage assets as well as upstream supply, MichCon sold significant short-term services resulting in increased revenues from 1997. MichCon's extensive transmission pipeline system has enabled it to increase the volumes transported for Michigan gas producers, marketers, distribution companies and other pipelines. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

    In 1997, in order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system. In December 1997, MichCon Pipeline purchased Thunder Bay Pipeline for approximately $13 million. During 1998, 175 Bcf was transported on this system, of which Thunder Bay contributed 31.7 Bcf.

    In January 1997, MichCon placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle River Pipeline. This new loop has improved the overall reliability and efficiency of MichCon's gas storage and transmission system by mitigating the risk associated with the disruption of the existing pipeline or other facilities used to supply gas to MichCon's customers. In addition, the pipeline provides significant off-system transportation opportunities as discussed below.

    MichCon is in an excellent position to increase revenues through providing transportation of new supplies of western Canadian gas, coming into the Chicago area beginning in December 1998, to third-party pipelines serving growing markets in eastern Canada and the northeast United States. In December 1997, MichCon entered into a long-term facility lease of its Milford-to-Belle River Pipeline to the Vector Pipeline to effectuate transportation of Chicago supplies to Dawn, Ontario, a significant Canadian natural gas market hub. An affiliate of MichCon owns a 25% interest in Vector. Currently, Vector is contemplating completing its proposed project in two phases. Phase One would be the construction of approximately 19 miles of 42" pipeline by November 1, 1999 from MichCon's Belle River Mills Compressor station to Dawn, Ontario. The remainder of Vector is scheduled to be completed in October 2000. MichCon is reviewing the possibility of providing transportation service to Vector for Phase One services to be delivered at Vector's proposed Belle River receipt point. The bridging service would commence on November 1, 1999 and terminate in October 31, 2000 when Phase Two of the Vector project is completed. Additional opportunities for transportation services are being pursued which will further maximize the use of MichCon's transmission infrastructure.

    MichCon is negotiating with Washington 10 Storage Corporation to provide transportation services to and from the storage field in southeastern Michigan which is expected to be in service by mid-1999. In addition, MichCon has identified firm, long-term capacity, available in late 1999, between its southern interconnections with ANR Pipeline Company (ANR) at Willow Run and Consumers Energy at Northville to various interconnections at the U.S./Canadian border near the St. Clair River. MichCon is soliciting offers for this capacity in the first quarter of 1999. MichCon also is investigating other firm and interruptible transportation services for incremental revenue opportunities.

ENERGY ASSISTANCE PROGRAMS

    Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency's State Emergency Relief Program, remain critical to MichCon's ability to control its uncollectible gas account expenses. MichCon has historically obtained favorable regulatory treatment of its uncollectible gas account costs, including those related to these energy assistance programs.

    MichCon receives a significant amount of its heating assistance funding through the Federal Low-Income Home Energy Assistance Program (LIHEAP) which funds the State of Michigan's Home Heating Credit program. In 1998 Congress provided $1.1 billion for LIHEAP funding for the 1998 fiscal year and supplemented it with a $300 million emergency fund that could be tapped only upon order of the President. Michigan received $54 million of the total $1.1 billion that was released in 1998. MichCon received $13.4 million through this program in 1998. Home Heating Credits assisted 73,000 MichCon customers in 1998. Congress voted to continue LIHEAP for federal fiscal years 1999 and 2000. For federal fiscal year 1999, which began October 1, 1998, Congress maintained LIHEAP funding at $1.1 billion and again authorized a $300 million emergency fund. In addition, Congress appropriated $1.1 billion for federal Fiscal Year 2000 which is subject to revision during budget deliberations.


Gas Supply

    MichCon obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada, and Michigan) under agreements that vary in both pricing and terms. Looking forward to MichCon's Regulatory Reform Plan, in 1998 MichCon issued and signed new base supply contracts with its suppliers, ensuring price stability and supply reliability (See "Regulation and Rates" on page 6 for a discussion regarding MichCon's plan). This geographic diversity of supply ensures that MichCon will be able to meet the requirements of its existing and future customers with reliable supplies of natural gas at a known cost, free from the potentially severe swings of a volatile gas market. Whereas prior to 1999 under GCR regulation gas supply costs were a non-profit passthrough of prudently incurred costs. Beginning January 1, 1999, MichCon has the ability to take full advantage of its assets and expertise to generate profits from gas supply operations. By fixing the gas cost component of MichCon's sales rates at $2.95/Mcf for three years, customers benefit from greater price certainty while MichCon can take advantage of opportunities to secure lower priced gas supplies. MichCon has secured 100% of its 1999 warmer than normal weather requirements and approximately 90% of its 2000 and 2001 similar requirements at prices that help ensure profit contributions from gas supply operations.


Gas Supply Purchases(Bcf)

                                     1998          1997           1996
                                   -------       -------        --------
Michigan Producers ...........        41.9          66.0            86.3
Interstate Suppliers .........        29.0          13.8            14.5
Canadian Suppliers ...........        31.7          31.3            37.3
Spot Market and other ........        73.0          85.8            90.6
                                   -------       -------        --------
                                     175.6         196.9           228.7
                                   =======       =======        ========

    MichCon purchased 24% of its 1998 supply from Michigan producers, 58% from producers in the southern and Midcontinent regions of the United States and 18% from Canadian producers. These supplies are complemented by 124 Bcf of working storage capacity from storage fields owned and operated by MichCon in Michigan, of which 36 Bcf is leased to others, including 17 Bcf with an affiliate.

    MichCon has long-term firm transportation agreements, expiring on various dates through 2011, with ANR, Panhandle Eastern Pipe Line Co. (PEPL), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR is obligated to transport for MichCon 375 MMcf/d of supply from April through October 1999. Effective November 1, 1999, MichCon's ANR capacity reduces to 285 MMcf/d. The capacity reduction results in roughly $13 million in annual cost savings. ANR capacity delivers 117.5 MMcf/d of supply sourced in the Gulf, 117.5 MMcf/d sourced in the Midcontinent and 50 MMcf/d is Canadian supply. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon and PEPL transports two MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

    MichCon has supply contracts, expiring on various dates through 2007, with independent Michigan producers. Many of these contracts originally tied prices to spot market indices coupled with transport rates. MichCon, as a result of a recent MPSC Order and individually negotiated settlements, has successfully amended a number of these contracts that were previously at above market prices to a more competitive level.

    At December 31, 1998, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices, generally, are at the lowest levels. The use of this storage capacity also allows MichCon to lower its peak-day entitlement, thereby reducing interstate pipeline charges during the winter months. During 1998, MichCon's maximum one-day sendout exceeded 2.1 Bcf, of which approximately 68% came from its underground storage fields. MichCon's gas distribution system has a maximum daily sendout capability of 2.8 Bcf, with the capacity to supply nearly 70% from underground storage.


REGULATION AND RATES

    MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. MichCon is also subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

    REGULATORY REFORM PLAN: In April 1998, the MPSC approved MichCon's Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program begins April 1, 1999, when up to 75,000 customers will have the option of purchasing natural gas from suppliers other than MichCon. Up to 75,000 additional customers can be added April 1 of each of the next two years, eventually allowing up to 225,000 customers the option to choose a gas supplier other than MichCon. MCN's gas marketing affiliates also participate as alternative suppliers under the program. In each of the three plan years, there is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

    The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas price component of MichCon's sales rates at $2.95 per Mcf for the three-year period beginning on January 1, 1999. Prior to January 1999, MichCon did not generate any earnings nor generally incur any unrecovered costs on the gas supply portion of its operations. However, under this plan, changes in cost of gas will directly impact earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.

    Also beginning in 1999, the plan established an income sharing mechanism that will allow customers to share in profits if actual utility return on equity exceeds predetermined thresholds. In October 1998, the MPSC denied a rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals. While management believes that the order will be upheld based upon applicable Michigan law, there can be no assurance as to the outcome.

    GENERAL RATE PROCEEDINGS: MichCon received authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved by MichCon. The remaining balance of this initial reserve at December 31, 1998 is approximately $0.1 million. Any excess costs are to be deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any remediation costs incurred will be reviewed in a future rate case.

    MichCon filed an application with the MPSC in October 1996 requesting authority to decrease depreciation rates from an average rate of 4.1% to 3.5%. In December 1997, the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. While the Michigan Attorney General has appealed the depreciation order, management believes the MPSC order approving the lower depreciation rates without a corresponding gas rate reduction will be upheld.


    GAS COST RECOVERY(GCR): Prior to January 1, 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning January 1, 1999, the MichCon plan suspends the GCR mechanism and fixes the gas commodity component of MichCon's sales rate at $2.95 per Mcf for three years.

    The GCR process included an annual Gas Supply and Cost Review, in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In September 1998, a settlement regarding MichCon's 1997 GCR Reconciliation Case was approved by the MPSC indicating a net underrecovery of approximately $13 million, including interest. In April 1998, the MPSC issued an order in MichCon's 1998 GCR Plan Case approving a $3.20 per Mcf maximum GCR factor including the net underrecovery for 1997 referred to above. MichCon's 1998 GCR overrecovery is approximately $15 million, including interest of $2.3 million. Pursuant to the terms of the plan that approved suspension of the GCR clause, MichCon will refund the overrecovery through surcharge credits during January through March 1999. In February 1997, MichCon filed its 1996 GCR reconciliation case indicating a net underrecovery of approximately $28 million, including interest. The total 1996 underrecovery was rolled into MichCon's 1997 GCR cost recovery. In September 1997, the MPSC issued an order finding that all of MichCon's 1996 gas costs were reasonable and prudent.


    FERC RATE MATTERS: In February 1998, FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. In April 1998, MichCon received $5.5 million relating to transportation services provided by ANR to MichCon. In June 1998, MichCon received the remaining refund, which was reflected as a reduction to MichCon's cost of gas.


ENVIRONMENTAL MATTERS

    Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former MGP sites.

    During the mid-1980s, preliminary environmental investigations were conducted at these former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

    MichCon is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating four of the former MGP sites and conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.

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

    MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.

    During 1998, 1997, and 1996, MichCon spent $1.6 million, $0.8 million, and $0.9 million, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance was $32.1 million, of which $0.1 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

    In 1998, MichCon received written notification from ANR, alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, it may have legal responsibility for these costs. Management does not believe that this matter will have a material impact on MCN's financial statements.


FRANCHISES

    MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish formal franchises in 233 municipalities. During the period between January 1994 and December 1998, an additional 184 franchises expired. To date, 391 franchises have been renewed, including nine renewed in 1998 that account for gas sales volumes of approximately 115 MMcf annually. Additionally, one new franchise was acquired. There were no franchises lost during 1998.

    As for the 26 franchises that are currently expired, MichCon's gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered by any municipality in which its franchise has expired to remove its property, it could lose ownership only by its consent and the payment of an agreed upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon's operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon's system,
(ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.


ITEM 2.   PROPERTIES

    MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 1998, MichCon's distribution system included 16,722 miles of distribution mains, 1,083,607 service lines and

1,202,722 active meters. MichCon owns 2,604 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. In January 1998, MichCon purchased its principal office building in Detroit, The Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

    Most of MichCon's properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon's Indenture of Mortgage and Deed of Trust under which MichCon's First Mortgage Bonds are issued. Some existing properties are being fully utilized and new properties are being added to meet the requirements of expansion into new areas. MichCon's capital expenditures for 1998 totaled $153.5 million and for 1999 are anticipated to be approximately $132 million.

    The Saginaw Bay Pipeline Company, a wholly-owned subsidiary of MichCon Pipeline, owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile major gathering line. The Saginaw Bay Lateral Company, a wholly-owned subsidiary of MichCon Pipeline, owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay major gathering line. Westside Pipeline Company, a wholly-owned subsidiary of MichCon Pipeline, owns an 82.62% interest in Jordan Valley Pipeline, a 14-mile major gathering line, and the Terra-Hayes Pipeline, an 18-mile major gathering line. MichCon Gathering Company, a wholly-owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 44.7-mile, 8.6-mile, 11-mile and 25.2-mile major gathering lines and a 2,400 horsepower compressor station.

    Thunder Bay Gathering Company, a wholly-owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 44 miles of gathering lines.


ITEM 3.   LEGAL PROCEEDINGS

    In addition to the regulatory proceedings and other matters described in
Item 1, "Business," MichCon also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

ENVIRONMENTAL

    In 1994, MichCon received a general notice of liability letter from the EPA stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. The EPA requested that MichCon conduct a remedial investigation and feasibility the study at that site. MichCon investigated its prior activities in the area and the EPA's bases for its conclusion, and concluded that it was not the responsible for contamination discovered at that site. MichCon informed the EPA of this belief and did not undertake the requested activities.

In September 1996, the EPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. The EPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. The EPA estimates the cost of the remedy to be approximately $650,000. MichCon again reviewed the EPA's bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed the EPA of its decision. The EPA has not taken any subsequent action against MichCon. The EPA may sue MichCon to force compliance with the order or may implement the remedy and then sue MichCon for recovery of all incurred costs. If the EPA institutes and prevails in such a suit and if the court determines that MichCon did not have sufficient cause to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon's financial statements.

ENERGY CONSERVATION PROGRAMS

    In July 1998, the Wayne County Michigan Circuit Court approved a settlement of two class action lawsuits in relation to a discontinued energy conservation program. There were 46,000 class members. The notice of settlement was sent in June 1998 to the class members. Terms of the settlement included capped co-payments for the repair of chimney damages or the installation of a chimney liner and a reduced price for a carbon monoxide detector purchased from MichCon. The request for reimbursement period ended on October 9, 1998, at which time only 30 class members participated in the settlement. Claims totaling $3,105 were paid out in November 1998. MichCon is continuing its lawsuit against certain of the manufacturers, contractors and installers of the plaintiffs' furnaces.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted per general instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are indirectly owned by MCN, and constitute 100% of the voting securities of MichCon. Therefore, no market exists for MichCon's common stock. On January 31, 1996, MichCon called for redemption the remaining 104,732 shares of its redeemable cumulative preferred stock.

    MichCon paid cash dividends of $46.1 million in 1998, $40.0 million in 1997 and $11.3 million in 1996 on its common stock.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)


Selected Financial Data                              1998             1997              1996              1995             1994
---------------------------------------------     -----------     -----------       -----------       -----------      -----------
(Dollars in thousands)

INCOME AVAILABLE FOR COMMON STOCK ...........     $    76,976     $    79,020       $    79,824       $    71,488      $    59,387
                                                  ===========     ===========       ===========       ===========      ===========

Cash Dividends Declared on Common Stock .....     $    46,084     $    40,000       $    11,263       $     6,500      $     8,500
                                                  ===========     ===========       ===========       ===========      ===========

RETURN ON AVERAGE COMMON SHAREHOLDER'S
 EQUITY......................................            12.2%           13.3%             14.7%             15.8%            15.2%
                                                  ===========     ===========       ===========       ===========      ===========

PROPERTY, PLANT AND EQUIPMENT ...............     $ 2,889,020     $ 2,790,352       $ 2,668,294       $ 2,413,120      $ 2,189,150

Less - accumulated depreciation and
 depletion...................................       1,396,940       1,322,392         1,243,060         1,151,160        1,071,588
                                                  -----------     -----------       -----------       -----------      -----------

Net property, plant and equipment ...........     $ 1,492,080     $ 1,467,960       $ 1,425,234       $ 1,261,960      $ 1,117,562
                                                  ===========     ===========       ===========       ===========      ===========

TOTAL ASSETS ................................     $ 2,172,525     $ 2,136,336       $ 2,058,344       $ 1,798,493      $ 1,571,910
                                                  ===========     ===========       ===========       ===========      ===========

CAPITAL EXPENDITURES ........................     $   153,475     $   155,208       $   212,668       $   235,767      $   145,421
                                                  ===========     ===========       ===========       ===========      ===========

CAPITALIZATION
Long-term debt ..............................     $   615,419     $   611,763       $   536,561       $   501,396      $   431,870
Long-term capital lease obligations .........           4,416           5,344            13,757            15,168           16,459
Redeemable cumulative preferred stock .......              --              --                --                --            2,618
Common shareholder's equity .................         646,843         616,024           577,004           489,821          417,833
                                                  -----------     -----------       -----------       -----------      -----------

Total capitalization ........................     $ 1,266,678     $ 1,233,131       $ 1,127,322       $ 1,006,385      $   868,780
                                                  ===========     ===========       ===========       ===========      ===========

SOURCES OF OPERATING REVENUES
Gas sales ...................................     $   853,463     $ 1,079,530       $ 1,058,499       $   896,707      $   954,537
Application of (provision for) refunds-net ..         (29,717)        (16,736)           27,346            20,473              223
End user transportation .....................          82,016          84,516            82,210            80,360           76,228
Intermediate transportation .................          63,218          55,221            48,570            31,913           28,745
Storage services ............................           7,243           7,630             6,956             8,857            8,054
Conservation and other assistance programs ..              --          (2,914)           (2,483)           14,499           18,716
Other .......................................          57,435          46,432            37,687            28,004           25,175
                                                  -----------     -----------       -----------       -----------      -----------

Total operating revenues ....................     $ 1,033,658     $ 1,253,679       $ 1,258,785       $ 1,080,813      $ 1,111,678
                                                  ===========     ===========       ===========       ===========      ===========

DISPOSITION OF GAS (MMcf)
Gas sales ...................................         168,906         205,760           217,672           206,951          201,423
End user transportation .....................         140,051         144,963           146,662           145,288          139,800
Intermediate transportation .................         537,532         586,496           527,510           341,550          303,617
                                                  -----------     -----------       -----------       -----------      -----------
                                                      846,489         937,219           891,844           693,789          644,840
Company use and lost gas ....................           4,811           3,896             5,746             2,990            2,239
                                                  -----------     -----------       -----------       -----------      -----------

Total disposition of gas ....................         851,300         941,115           897,590           696,779          647,079
                                                  ===========     ===========       ===========       ===========      ===========


EFFECT OF WEATHER
Degree days .................................           5,471           6,830             7,171             6,777            6,489
Percent colder (warmer) than normal .........           (19.3)%            .8 %             5.4 %              .3 %           (4.2)%
Increase (decrease) from normal in:
  Gas markets (MMcf) ........................         (40,272)            589            10,909             1,488           (4,353)
  Net income ................................     $   (35,314)    $       467       $     9,886       $     1,415      $    (3,984)

UTILITY CUSTOMERS
Residential .................................       1,104,033       1,092,334         1,087,450         1,077,668        1,061,300
Total .......................................       1,190,508       1,178,543         1,169,690         1,159,140        1,141,463

EMPLOYEES ...................................           2,724           2,867             3,062             3,128            3,273

ITEM 7. MANAGEMENT DISCUSSION & ANALYSIS


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

MichCon's earnings for 1998 were $77.0 million, a decrease of $2.0 million from 1997. Results for 1998 include an unusual charge which reduced earnings by $11.2 million. As subsequently discussed, the unusual charge represents the write-down of certain gas gathering properties. Excluding the unusual charge, MichCon had 1998 earnings of $88.2 million, an improvement of $9.2 million over 1997. Earnings for 1997 were $79.0 million, representing a slight decrease from 1996. Earnings comparisons were impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs. The cost-saving initiatives allowed MichCon to continue its record of solid financial performance.

--------------------------------------------------------------------------------

                                                 EARNINGS COMPONENTS (IN MILLIONS)
                                      ---------------------------------------------------

                                      Comparing 1998 To 1997       Comparing 1997 To 1996
                                      ----------------------       ----------------------
                                       Dollar        Percent        Dollar        Percent
                                       Change        Change         Change        Change
                                      --------      --------       --------      --------

Operating Revenues ..............     $ (220.0)        (17.6)%     $   (5.1)          (.4)%
Cost of Gas .....................       (180.7)        (28.6)          (4.4)          (.7)
Gross Margin ....................        (39.3)         (6.3)           (.7)          (.1)
Operation and Maintenance .......        (30.2)        (10.7)         (11.6)         (4.0)
Depreciation and Depletion ......        (10.8)        (10.4)           5.6           5.7
Property and Other Taxes ........         (5.3)         (8.7)          (1.0)         (1.7)
Property Write-down .............         24.8            --             --            --
Other Income and Deductions .....         (5.9)        (11.8)           3.0           6.4
Income Tax Provision ............         (9.8)        (21.6)           4.2          10.1
Net Income ......................         (2.0)         (2.6)           (.8)         (1.0)

--------------------------------------------------------------------------------

GROSS MARGIN

Gross margin (operating revenues less cost of gas) decreased $39.3 million and $.7 million in 1998 and 1997, respectively, reflecting changes in gas sales and end user transportation deliveries due primarily to abnormally warm weather in 1998 and significantly colder weather in 1996. Additionally, gross margins in 1998 and 1997 were favorably affected by the continued growth in intermediate transportation services as well as increased other operating revenues resulting from providing gas-related services.


-------------------------------------------------------------------------------------------
EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS       1998          1997         1996
                                                  --------      --------     --------
Percentage Colder (Warmer) Than Normal ......        (19.3)%          .8%         5.4%
Increase  (Decrease) From Normal in:
   Gas markets (in Bcf) .....................        (40.3)           .6         10.9
   Net income (in Millions) .................     $  (35.3)     $     .5     $    9.9
---------------------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

GAS SALES AND END USER TRANSPORTATION revenues in total decreased $241.5 million in 1998 and $20.7 million in 1997. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that decreased by 41.8 Bcf to 309.0 Bcf in 1998 and decreased by 13.6 Bcf to 350.8 in 1997. The decreases in gas sales and end user transportation deliveries for both periods were due primarily to weather, which was 20.1% warmer in 1998 and 4.6% warmer in 1997 compared to the previous years. The decrease in revenues in 1998 was also affected by a reduction in gas sales rates resulting from lower gas costs. The impact of reduced gas sales and transportation deliveries in 1997 was partially offset by an increase in gas sales rates due to higher gas costs. As discussed in the "Cost of Gas" section that follows, MichCon's sales rates through the end of 1998 were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold was substantially offset by a change in gas sales revenues.

End user transportation services are provided to large-volume commercial and industrial customers who purchase gas directly from producers and brokers and contract with MichCon to transport the gas to their facilities. MichCon continues to enter into multi-year, competitively priced transportation agreements with large-volume users to maintain these gas markets over the long term.

--------------------------------------------------------------------------------

                                         1998         1997         1996
                                       --------     --------     --------
Operating Revenues (in Millions)
   Gas Sales .....................     $  823.8     $1,062.8     $1,085.8
   End User Transportation .......         82.0         84.5         82.2
   Intermediate Transportation ...         63.2         55.2         48.6
   Other .........................         64.7         51.2         42.2
                                       --------     --------     --------
                                       $1,033.7     $1,253.7     $1,258.8
                                       ========     ========     ========
Gas Markets (Bcf)
   Gas Sales .....................        168.9        205.8        217.7
   End User Transportation .......        140.1        145.0        146.7
   Intermediate Transportation ...        537.5        586.4        527.5
                                       --------     --------     --------
                                          846.5        937.2        891.9
                                       ========     ========     ========

--------------------------------------------------------------------------------

INTERMEDIATE TRANSPORTATION revenues increased by $8.0 million and $6.6 million in 1998 and 1997, respectively, due in part to increased fees generated from the transfer of gas title among and between intermediate transportation service users and various gas owners. Intermediate transportation is a gas delivery service provided to gas producers, gas brokers and other gas companies that own the natural gas but are not the ultimate consumers.

Although intermediate transportation revenues increased in 1998, volumes delivered decreased 48.9 Bcf. Intermediate transportation deliveries increased in 1997 by 58.9 Bcf. The decrease in intermediate transportation deliveries in 1998 reflects lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Although transported volumes for fixed-fee customers may fluctuate, revenues from such customers are not affected. Intermediate transportation revenues and volumes delivered for both 1998 and 1997 were affected by additional Antrim gas volumes transported for Michigan gas producers and brokers. There has been a significant increase in Michigan Antrim gas production over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services. In order to meet the increased demand, MichCon expanded the transportation capacity of its northern Michigan gathering system in 1996. In December 1997, MichCon purchased an existing pipeline system and further expanded the capacity of this system.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Although intermediate transportation volumes are a significant part of total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

OTHER OPERATING REVENUES increased $13.5 million in 1998 and $9.0 million in 1997. The improvement in both periods is due in part to an increase in late payment fees, appliance maintenance services and other gas-related services. The comparisons are also impacted by unfavorable adjustments in 1997 and 1996 related to the discontinuance of MichCon's energy conservation programs.

COST OF GAS

Cost of gas is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism in effect through 1998 (Note 7b), MichCon adjusted its sales rates to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins.

Cost of gas sold decreased by $180.7 million in 1998 and by $4.4 million in 1997 as a result of lower sales volumes, primarily due to warmer weather. The decrease in 1998 also reflects lower prices paid for gas purchased of $.40 (13%) per thousand cubic feet (Mcf). Additionally, the decrease in 1997 was impacted by supplier refunds, partially offset by higher prices paid for gas purchased of $.19 per Mcf (7%).

OTHER OPERATING EXPENSES

OPERATION AND MAINTENANCE expenses declined by $30.2 million in 1998 and $11.6 million in 1997. These reductions reflect management's continuing efforts to control operating costs. More specifically, the reductions for both 1998 and 1997 reflect lower benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense.

MichCon has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. MichCon implemented an early retirement program in early 1998 that reduced its net workforce by approximately 6%. The cost of the program and the related savings were largely offsetting in 1998 but will contribute to lower operating costs in future years. Since 1995, the number of employees has declined by 404 or 13%, while the number of customers has increased by over 30,000 or 3%.

MichCon's uncollectible gas accounts expense declined by $8.7 million in 1998 and $5.7 million in 1997 reflecting the impact of warmer weather on accounts receivable balances, the successful implementation of a more aggressive collection program, as well as increased home heating assistance funding obtained by low-income customers.

MichCon's uncollectible gas accounts expense is directly affected by the level of government funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for the 1997 and 1998 fiscal years at $1 billion and $1.1 billion, respectively, compared to funding of $.9 billion for the 1996 fiscal year. The State of Michigan's share of LIHEAP funds was decreased from $64 million in fiscal year 1997 to $54 million in 1998. MichCon received $13.4 million of these funds in 1998, $.7 million more than in 1997. Home Heating Credits assisted 73,000 MichCon customers in 1998, compared to 83,000 in 1997. During 1998, Congress approved a budget that maintains federal LIHEAP funding at $1.1 billion for fiscal year ending September 1999. Any future change in this funding may impact MichCon's uncollectible gas accounts expense.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

DEPRECIATION AND DEPLETION decreased by $10.8 million in 1998 and increased by $5.6 million in 1997. The decrease in 1998 resulted from lower depreciation rates for utility property, plant and equipment that became effective in January 1998. Depreciation on higher plant balances partially offset the 1998 rate decrease and resulted in the increase in 1997. The higher plant balances reflect capital expenditures of $153.5 million in 1998 and $155.2 million in 1997.

PROPERTY AND OTHER TAXES decreased $5.3 million in 1998 and $1.0 million in 1997. The decreases for both 1998 and 1997 are attributable to lower property taxes based on pending appeals of personal property tax assessments. If MichCon is unsuccessful in its appeals, that outcome is not expected to have a significant adverse effect on its results of operations. The decrease in 1998 is also due to lower Michigan Single Business taxes resulting from a decrease in taxable income. Property and other taxes increased in 1996 as a result of higher plant balances.

PROPERTY WRITE-DOWN of $24.8 million in 1998 reflects the impairment of certain gas gathering properties in northern Michigan (Note 2). As a result of the need to divert certain untreated gas away from the gathering system, a new gas reserve analysis was performed. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

OTHER INCOME AND DEDUCTIONS

Other income and deductions decreased $5.9 million in 1998 and increased $3.0 million in 1997. Other income and deductions for both 1998 and 1997 include higher interest costs on increased borrowings required to finance capital investments. MichCon issued $150 million of first mortgage bonds in 1998 and $85 million of first mortgage bonds in 1997. Additionally, nonutility subsidiaries of MichCon borrowed $40 million in 1997 under a nonrecourse credit agreement. Accordingly, interest expense increased $2.8 million in 1998 and $5.5 million in 1997. Offsetting the impact of higher interest costs in 1998 was a change in minority interest reflecting joint venture partners' share of the write-down of certain gas gathering properties (Note 2). Other income and deductions in 1998 were also affected by a gain recorded from the sale of land as well as by an increase in the capitalization of the cost of equity funds used during construction resulting from higher construction balances.

INCOME TAXES

Income taxes decreased in 1998 and increased in 1997. Income tax comparisons were affected by variations in pre-tax earnings and by 1998 tax credits and a provision for tax issues. Income taxes in 1997 and 1996 include amounts for the favorable resolution of prior years' tax issues and tax credits.

ENVIRONMENTAL MATTERS

Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

During the mid-1980s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

MichCon is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating four of the former MGP sites and conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.

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

MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.

During 1998, 1997, and 1996, MichCon spent $1.6 million, $.8 million and $.9 million, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance is $32.1 million, of which $.1 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

In 1998, MichCon received written notification from ANR Pipeline Company (ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, it may have legal responsibility for these costs. Management does not believe this matter will have a material impact on MichCon's financial statements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

MichCon's cash flow from operating activities increased $30.7 million in 1998 and $85.6 million in 1997. The increase for both years reflects lower working capital requirements and higher earnings after adjusting for noncash items (depreciation, the unusual charge and deferred taxes) as compared to prior years.

FINANCING ACTIVITIES

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, MichCon's short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility, both of which were renewed in July 1998. At December 31, 1998, commercial paper of $218.4 million was outstanding under this program.

During 1998, MichCon issued $150 million of remarketable debt securities (Note 5). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes.
Also during 1998, MichCon redeemed through a tender offer $89.7 million and repaid $20 million of first mortgage bonds (Note 5).

During 1997, MichCon issued $85 million of first mortgage bonds. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. During 1997, nonutility subsidiaries of MichCon borrowed $40 million under a nonrecourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of the northern Michigan gathering system.

During 1997, MichCon redeemed $17 million of long-term debt and also repaid $50 million of first mortgage bonds.

During 1996, MichCon issued first mortgage bonds totaling $70 million. The proceeds were used to repay short-term obligations, finance capital expenditures and for general corporate purposes. Also during 1996, MichCon repaid all amounts owing under its Trust Demand Note program and did not renew this program which allowed for borrowings of up to $25 million.

As of December 1998, MichCon had an outstanding shelf registration with $250 million remaining to be issued in the form of debt securities.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      The following table sets forth the ratings for securities issued by
MichCon:


----------------------------------------------------------------------------------------
                                             Standard                  Duff &
                                             & Poors       Moody's     Phelp's   Fitch
                                             --------      -------     -------   -----
Commercial paper .......................        A2           P1          D1        F1
First mortgage bonds ...................        A-           A2          A+        A
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES

MichCon's capital expenditures totaled $153.5 million during 1998, a decrease of $1.7 million from 1997. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution and transmission systems. Capital expenditures for 1999 are expected to total $132 million.

In December 1998, MichCon invested $28.2 million in a Grantor Trust to meet future cash flow obligations related to certain postretirement health care costs.

It is management's opinion that MichCon will have sufficient capital resources, both internal and external to meet anticipated capital requirements.

OUTLOOK

MichCon's strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Revenue growth will be achieved through initiatives to expand MichCon's 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems.

MichCon expects to provide natural gas to approximately 13,000 new customers in 1999. MichCon's market share for residential heating customers in the communities it serves is approximately 80%. While this saturation rate is high, growth opportunities exist through conversion of existing homes from other fuels as well as from new construction. MichCon continues to expand industrial and commercial markets by aggressively facilitating the use of existing gas technologies and equipment.

Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon implemented an early retirement incentive program in 1998 that reduced its net workforce by 6%. Although this program did not have a material impact on 1998 net income, the early retirement of employees is expected to contribute toward reducing operating costs in future years.

The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation aimed at giving all customers added choices and more price certainty. The overall package of regulatory changes connected with the gas industry restructuring is expected to generate additional revenue and cost savings opportunities. MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

MichCon plans to capitalize on opportunities resulting from the gas industry restructuring by implementing its Regulatory Reform Plan, which was approved by the MPSC in April 1998. The plan includes a comprehensive experimental three-year customer choice program that offers all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers will have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas commodity component of MichCon's sales rates at $2.95 per Mcf for the three-year period beginning on January 1, 1999. Prior to 1999, MichCon did not generate earnings on the gas commodity portion of its operations. However, under this plan, changes in the cost of gas will directly impact gross margins and earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.

Also beginning in 1999 under the plan, an income sharing mechanism will allow customers to share in profits when actual utility return on equity exceeds predetermined thresholds. Although the plan increases MichCon's risk associated with generating margins that cover its gas costs, management believes this program will have a favorable impact on future earnings. In October 1998, the MPSC denied a request for rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals.

As described in Note 7a to the consolidated financial statements, MichCon complies with the provisions of Statement of Financial Accounting Standards
(SFAS), No. 71, "Accounting for the Effects of Certain Types of Regulation." Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MichCon were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 1998, it would have an extraordinary, noncash increase to net income of approximately $65.8 million. Factors that could give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts MichCon's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

YEAR 2000

Background - As a result of computer programs being written using two digits rather than four digits to define the year, any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could cause computer systems to malfunction and have a material adverse impact on MichCon's operations and business processes. The effects of the Year 2000 issue could be exacerbated as a result of companies' dependence on partners, operators, suppliers and government agencies.

Plan and State of Readiness - MichCon, aware of the Year 2000 potential impact, initiated a business systems replacement program in 1995. Additionally, MichCon established a corporate-wide program in 1997 under the direction of a Year 2000 Project Office. The Year 2000 project is overseen by a vice president of the company who reports regularly to the Chairman and Board of Directors of MCN

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Energy Group Inc., MichCon's parent company. MichCon has also retained the services of expert consultants to evaluate its Year 2000 program and to independently assess and validate its processes. MichCon has implemented a four-phase Year 2000 approach consisting of: i) inventory - identification of the components of MichCon's systems, equipment and facilities; ii) assessment assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation - upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing - verifying items remediated. MichCon is on schedule to have its mission critical business systems and measurement and control systems (including embedded microprocessors) Year 2000 ready by mid-1999, as detailed below. MichCon's business systems primarily consist of general ledger, payroll, customer billing and inventory control systems and their related hardware. MichCon's measurement and control systems primarily consist of the "SCADA" system, which measures and monitors the transportation and distribution of gas, as well as regulators, pressure controls and meters. The estimated completion status of these systems and the projected status for the future follows:


--------------------------------------------------------------------------------

                                         Inventory      Assessment      Remediation      Testing
                                        ----------      ----------      -----------     ----------
Business Systems:

     December 31, 1998 ............        100%             95%              15%            15%
     March 31, 1999 ...............        100%            100%              80%            70%
     June 30, 1999 ................        100%            100%             100%           100%

Measurement and Control Systems:

     December 31, 1998 ............         98%             90%              70%            60%
     March 31, 1999 ...............        100%            100%              95%            90%
     June 30, 1999 ................        100%            100%             100%           100%

--------------------------------------------------------------------------------

MichCon also has visited key operators and suppliers to review their Year 2000 issues and share information. To the extent that any of these parties experience Year 2000 problems in their systems, MichCon's operations may be adversely affected. The majority of MichCon's key operators and suppliers have represented to MichCon that they have completed their Year 2000 inventory and assessment phases. MichCon is continuing to monitor the progress of these key operators and suppliers toward their completion of the remediation and testing phases.

Cost of Remediation - Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MichCon's results of operation, liquidity or financial condition. The total costs are estimated to be between $3 million and $4 million, of which approximately $2.3 million was incurred through December 1998.

The anticipated costs are not higher due in part to the ongoing replacement of significant older systems, particularly MichCon's customer information system. MichCon has made a substantial investment in new systems that are in process of being installed, as well as those installed over the past few years. The replacement of these systems, and the customer information system in particular, was necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry. While the system replacements were not accelerated due to Year 2000 issues, MCN expects the new systems to be Year 2000 ready.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Risk and Contingency Planning - MichCon anticipates a smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations such as: i) delivery of gas to customers; ii) control and operation of the distribution system by electronic devices; iii) communication with customers for purposes of service calls or inquiries; and iv) timely billing and collection. The risk and impact of such failures is largely dependent on critical vendors and the external infrastructure that includes telecommunications providers and gas suppliers. The most reasonably likely worst case scenarios would be the extended inability to deliver gas due to the failure of embedded systems in the distribution process or the extended inability to communicate with and respond to customers due to the loss of telecommunications. Such failures could have a material adverse effect on MichCon's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key operators, suppliers and government agencies, MichCon cannot certify that it will be unaffected by Year 2000 complications. MichCon has addressed the Year 2000 risks of its business by prioritizing such risks based on the worst case scenarios and their impact on the business. Focusing first on the safety and welfare of MichCon's customers and employees, the following two mission-critical processes were identified: gas supply and distribution, and leak management emergency response.

While MichCon believes it will be able to remediate and test all internal systems that support these processes, it fully recognizes its dependence on operators, suppliers and government agencies. In order to reduce its Year 2000 risk, MichCon is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Through failure scenario identification, MichCon's approach is to develop reasonable and practical contingency plans to maintain operations in case of non-performance. Ten contingency planning teams have been established to address specific scenarios and mission critical functions identified in support of the safety and welfare of customers and employees. External suppliers have been contacted for their participation in the contingency planning efforts for gas supply and transportation, and materials management. Contingency plans for several essential gas transmission facilities were tested during December 1998 under a "power outage" scenario and achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MichCon works with operators, suppliers and governmental agencies.

MARKET RISK INFORMATION

MichCon's primary market risk arises from fluctuations in natural gas prices and interest rates. MichCon manages natural gas price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MichCon did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MichCon's risk management activities is included in Note 10 to the Consolidated Financial Statements.

NATURAL GAS PRICE RISK

MichCon closely monitors and manages its exposure to natural gas price risk through a variety of risk management techniques. Natural gas swap agreements are used to manage MichCon's exposure to the risk of market price fluctuations on natural gas purchase contracts.

A sensitivity analysis model was used to calculate the fair values of MichCon's natural gas swap agreements utilizing applicable forward commodity rates in effect at December 31, 1998. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values of the natural gas swap agreements.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

INTEREST RATE RISK

MichCon is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MichCon's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).

A sensitivity analysis model was used to calculate the fair values or cash flows of MichCon's debt and interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 1998. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values or cash flows of the interest rate sensitive instruments.

The results of the sensitivity model calculations follow:


                                                                              AMOUNT       UNFAVORABLE
    RISK                                                                  (IN MILLIONS)     CHANGE IN
                                                                          -------------    -----------

    Commodity Price Sensitive:*
       Swaps - pay fixed/receive variable...............................  $         3.8     Fair Value

    Interest Rate Sensitive:
       Debt - fixed rate................................................  $        66.0     Fair Value
            - variable rate.............................................  $          .6     Cash Flow

       Swaps - pay fixed/receive variable...............................  $          .2     Fair Value
             - pay variable/receive fixed...............................  $         1.8     Fair Value


*Includes only the risk related to the swaps that serve as hedges and does not include the related underlying hedged item.


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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

DERIVATIVE AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 expands the definition of the types of contracts considered derivatives, requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value, and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MichCon manages gas price risk and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MichCon's financial statements are subject to fluctuations in the market value of hedging contracts, which are, in turn, affected by variations in gas prices and in interest rates. Management cannot quantify the effects of adopting SFAS No. 133 at this time.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomenon; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon's business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets; (viii) the timing, nature and impact of Year 2000 activities; and (ix) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Quantitative and Qualitative Disclosures About Market Risk is contained in
Item 7. Management Discussion and Analysis - Market Risk Information, page 21 of this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME



Year ended December 31,                                       1998            1997           1996
---------------------------------------------              -----------    -----------    -----------
(Thousands of Dollars)                          Note(s)

OPERATING REVENUES
  Gas Sales .................................              $   823,746    $ 1,062,794    $ 1,085,845
  Transportation and storage services .......     12           152,477        147,367        137,737
  Other .....................................     12            57,435         43,518         35,203
                                                           -----------    -----------    -----------
    Total Operating Revenues ................                1,033,658      1,253,679      1,258,785
                                                           -----------    -----------    -----------

OPERATING EXPENSES
  Cost of gas ...............................                  451,529        632,229        636,594
  Operation and maintenance .................     12           252,397        282,640        294,281
  Depreciation and depletion ................                   92,883        103,703         98,147
  Property and other taxes ..................                   55,438         60,744         61,762
  Property write-down .......................      2            24,800           --             --
                                                           -----------    -----------    -----------
    Total operating expenses ................                  877,047      1,079,316      1,090,784
                                                           -----------    -----------    -----------

OPERATING INCOME ............................                  156,611        174,363        168,001
                                                           -----------    -----------    -----------

OTHER INCOME AND (DEDUCTIONS)
  Interest income ...........................     12             5,688          4,659          3,900
  Interest on long-term debt ................                  (44,884)       (45,526)       (40,703)
  Other interest expense ....................                  (12,113)        (8,664)        (8,012)
  Minority interest .........................      2             5,727         (1,882)          (988)
  Equity in earnings - joint ventures .......                    1,946          1,199            886
  Other .....................................                     (182)           536         (1,756)
                                                           -----------    -----------    -----------
    Total other income and (deductions) .....                  (43,818)       (49,678)       (46,673)
                                                           -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ..................                  112,793        124,685        121,328
INCOME TAX PROVISION ........................     13            35,817         45,665         41,486
                                                           -----------    -----------    -----------
NET INCOME ..................................                   76,976         79,020         79,842
DIVIDENDS ON PREFERRED STOCK ................                     --             --               18
                                                           -----------    -----------    -----------
NET INCOME AVAILABLE FOR COMMON STOCK .......              $    76,976    $    79,020    $    79,824
                                                           ===========    ===========    ===========


The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


December 31                                                                                  1998           1997
---------------------------------------------------------------------                     ----------     ----------
(Thousands of Dollars)                                                     Note(s)

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents. ......................................                     $    6,603     $   14,353
    Accounts receivable, less allowance for doubtful accounts of
      $8,928 and $15,015 respectively ...............................                        142,818        195,662
    Accrued unbilled revenues .......................................                         86,767         91,896
    Gas in inventory ................................................         3               56,969         40,201
    Property taxes assessed applicable to future periods ............                         71,165         64,827
    Accrued gas cost recovery revenues ..............................         7a                --           12,862
    Other ...........................................................                         30,169         33,361
                                                                                          ----------     ----------
                                                                                             394,491        453,162
                                                                                          ----------     ----------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures ....................                         19,343         19,643
    Long-term investments ...........................................         9c              65,556         35,110
    Deferred environmental costs ....................................         6b,7a           28,169         27,699
    Prepaid benefit costs ...........................................         9              113,879         85,790
    Other                                                                                     59,007         46,972
                                                                                          ----------     ----------
                                                                                             285,954        215,214
                                                                                          ----------     ----------

  PROPERTY, PLANT AND EQUIPMENT, AT COST ............................         8            2,889,020      2,790,352
    Less - Accumulated depreciation and depletion ...................                      1,396,940      1,322,392
                                                                                          ----------     ----------
                                                                                           1,492,080      1,467,960
                                                                                          ----------     ----------
                                                                                          $2,172,525     $2,136,336
                                                                                          ==========     ==========
LIABILITIES AND CAPITALIZATION
  CURRENT LIABILITIES
    Accounts payable ................................................                     $   98,891     $  130,267
    Notes payable ...................................................         4              221,169        241,691
    Current portion of long-term debt and capital lease obligations .         5a,8            58,288         34,956
    Federal income, property and other taxes payable ................                         61,059         78,630
    Deferred gas cost recovery revenues .............................         7a              14,980           --
    Exchange gas payable ............................................                         25,337          2,063
    Customer deposits ...............................................                         18,769         16,363
    Other ...........................................................                         67,222         65,717
                                                                                          ----------     ----------
                                                                                             565,715        569,687
                                                                                          ----------     ----------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes ...........................................         13              88,567         83,905
    Unamortized investment tax credit ...............................                         29,784         32,745
    Tax benefits amortizable to customers ...........................         7a             130,120        122,922
    Accrued environmental costs .....................................         6b              32,000         32,000
    Minority interest ...............................................         2                8,201         17,283
    Other ...........................................................                         51,460         44,663
                                                                                          ----------     ----------
                                                                                             340,132        333,518
                                                                                          ----------     ----------

  COMMITMENTS AND CONTINGENCIES                                               6,8

  CAPITALIZATION (SEE ACCOMPANYING STATEMENT)
    Long-term debt, including capital lease obligations .............         5a,8,10        619,835        617,107
    Common shareholder's equity .....................................                        646,843        616,024
                                                                                          ----------     ----------
                                                                                           1,266,678      1,233,131
                                                                                          ----------     ----------
                                                                                          $2,172,525     $2,136,336
                                                                                          ==========     ==========


The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31,                                                        1998           1997            1996
----------------------------------------------------------------             ---------      ---------      ---------
(Thousands of Dollars)                                             Note(s)

CASH FLOW FROM OPERATING ACTIVITIES
  Net income ...................................................             $  76,976      $  79,020      $  79,842
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income ................................                92,883        103,703         98,147
        Charged to other accounts                                                7,946          7,663          7,579
      Property write-down , net of taxes and minority
        interest................................................     2          11,200           --             --
      Deferred income taxes - current ..........................                  (961)        (3,130)         4,963
      Deferred income taxes and investment tax credit, net .....                15,005         10,853          6,999
      Other ....................................................                (4,430)          (679)        (2,629)
      Changes in assets and liabilities, exclusive of changes
        shown separately .......................................                19,299        (10,167)       (93,207)
                                                                             ---------      ---------      ---------
          Net cash provided from operating activities ..........               217,918        187,263        101,694
                                                                             ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable, net ...........................................     4         (20,522)       (23,435)        68,491
  Issuance of long-term debt ...................................     5a        153,052        124,051         69,645
  Cash dividend paid:
     Common Stock ..............................................               (46,084)       (40,000)       (11,263)
     Preferred Stock ...........................................                  --             --              (54)
  Equity Investment ............................................                  --             --            1,614
  Retirement of long-term debt .................................     5a       (126,292)       (76,854)        (6,384)
                                                                             ---------      ---------      ---------
          Net cash provided from (used for)
            financing activities ...............................               (39,846)       (16,238)       122,049
                                                                             ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Notes receivable - affiliate, net ............................     12         (3,249)          --             --
  Capital expenditures .........................................              (153,475)      (155,208)      (212,668)
  Other, net ...................................................               (29,098)       (11,474)        (9,534)
                                                                             ---------      ---------      ---------
          Net cash used for investing activities ...............              (185,822)      (166,682)      (222,202)
                                                                             ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........                (7,750)         4,343          1,541
CASH AND CASH EQUIVALENTS, JANUARY 1 ...........................                14,353         10,010          8,469
                                                                             ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, DECEMBER 31 .........................             $   6,603      $  14,353      $  10,010
                                                                             =========      =========      =========

CHANGES IN ASSETS AND LIABILITIES,
 EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net ..................................             $  50,174      $ (43,510)     $   7,807
    Accrued/deferred gas cost recovery revenues ................                27,843         14,810        (28,250)
    Accrued unbilled revenues ..................................                 5,129         15,481        (16,243)
    Gas in inventory ...........................................               (16,768)        28,008        (27,719)
    Property taxes assessed applicable to future periods .......                (6,338)        (4,235)        (3,643)
    Accounts payable ...........................................               (30,617)          (585)        21,401
    Federal income, property and other taxes payable ...........               (17,602)        (6,228)        (2,424)
    Exchange gas payable .......................................                23,274          2,063           --
    Deferred and prepaid benefit costs .........................               (28,089)       (16,620)       (44,021)
    Other current assets and liabilities .......................                11,191         (2,353)         6,312
    Deferred assets and liabilities ............................                 1,102          3,002         (6,427)
                                                                             ---------      ---------      ---------
                                                                             $  19,299      $ (10,167)     $ (93,207)
                                                                             =========      =========      =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
     Interest, net of amounts capitalized ......................             $  56,250      $  52,172      $  48,254
                                                                             =========      =========      =========
     Federal income taxes ......................................             $  27,090      $  46,984      $  31,927
                                                                             =========      =========      =========
  Noncash financing activities:
     Transfer of pipeline net assets from MCN ..................             $    --        $    --        $  17,008
                                                                             =========      =========      =========



The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CAPITALIZATION


Year Ended December 31                                                              1998            1997             1996
----------------------------------------------------------------------          --------------  --------------   --------------
(Thousands of dollars)                                                  Note(s)

LONG-TERM DEBT, EXCLUDING CURRENT REQUIREMENTS                            5A
  FIRST MORTGAGE BONDS, INTEREST PAYABLE SEMI-ANNUALLY
  6.3 % series due 1998 ..............................................         $     --       $     --       $   20,000
  6.51 % series due 1999 .............................................               --           30,000         30,000
  5.75 % series due 2001 .............................................             40,000         60,000         60,000
  8 % series due 2002 ................................................             17,314         70,000         70,000
  6.72 % series due 2003 .............................................              4,150          4,150          4,150
  6.8 % series due 2003 ..............................................             15,850         15,850         15,850
  9.125 % series due 2004 ............................................             18,000         55,000         55,000
  7.15 % series due 2006 .............................................             40,000         40,000         40,000
  7.21 % series due 2007 .............................................             30,000         30,000           --
  7.06 % series due 2012 .............................................             40,000         40,000           --
  8.25 % series due 2014 .............................................             80,000         80,000         80,000
  7.6 % series due 2017 ..............................................             14,980         14,990           --
  9.5 % series due 2019 ..............................................               --             --            5,000
  7.5 % series due 2020 ..............................................             29,641         29,641         29,812
  9.5 % series due 2021 ..............................................             40,000         40,000         40,000
  6.75 % series due 2023 .............................................             16,617         17,177         17,782
  7 % series due 2025 ................................................             40,000         40,000         40,000
  Unamortized discount ...............................................             (1,130)        (1,235)        (1,349)
Remarketable securities, interest payable semi-annually
  6.2 %  series due 2038 .............................................             75,000           --             --
  6.45 % series due 2038 .............................................             75,000           --             --
  Unamortized premium ................................................              3,871           --             --
Unsecured Notes - 9.750 % series due 2000 ............................               --             --           12,000
Long-term capital lease obligations ..................................    8         4,416          5,344         13,757
Other long-term debt .................................................             36,126         46,190         18,316
                                                                               ----------     ----------     ----------
  Total...............................................................            619,835        617,107        550,318
                                                                               ----------     ----------     ----------
COMMON SHAREHOLDER'S EQUITY
  COMMON STOCK, PAR VALUE $1 PER SHARE - AUTHORIZED, FOR
    all periods, 15,100,000 shares; outstanding 10,300,000 shares ....             10,300         10,300         10,300
                                                                               ----------     ----------     ----------
  ADDITIONAL PAID-IN CAPITAL
    Balance - beginning of period ....................................            230,399        230,399        211,777
    Equity investment ................................................               --             --           18,622
                                                                               ----------     ----------     ----------
    Balance - end of period ..........................................            230,399        230,399        230,399
                                                                               ----------     ----------     ----------
  RETAINED EARNINGS
    Balance - beginning of period ....................................            375,325        336,305        267,744
    Net income .......................................................             76,976         79,020         79,842
    Dividends declared:
      Common stock ...................................................            (46,157)       (40,000)       (11,263)
      Preferred stock ................................................               --             --              (18)
                                                                               ----------     ----------     ----------
    Balance - end of period ..........................................            406,144        375,325        336,305
                                                                               ----------     ----------     ----------
Total common shareholder's equity ....................................            646,843        616,024        577,004
                                                                               ----------     ----------     ----------
Total capitalization .................................................         $1,266,678     $1,233,131     $1,127,322
                                                                               ==========     ==========     ==========


The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF ACCOUNTING POLICIES

       COMPANY DESCRIPTION

       Michigan Consolidated Gas Company (MichCon) is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation and intermediate transportation. MichCon serves more than
       1.2 million residential, commercial and industrial customers. MichCon is not dependent upon any one customer or group of customers. Its principal markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, and Muskegon metropolitan areas. MichCon's non-regulated operations are not material. MichCon is an indirect wholly owned subsidiary of MCN Energy Group Inc. (MCN).

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' statements to conform to the 1998 presentation.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities.

       REVENUES AND COST OF GAS

       MichCon accrues revenues for gas service provided but unbilled at month end. Through December 31, 1998, MichCon's accrued revenues included a component for cost of gas sold that was recoverable through the gas cost recovery (GCR) mechanism. Prior to 1999, GCR proceedings before the MPSC permitted MichCon to recover the prudent and reasonable cost of gas sold. The overcollection of gas costs totaling $14,980,000 at December 31, 1998, including interest, will be refunded to customers through reduced rates.

       Beginning in 1999, MichCon implemented a Regulatory Reform Plan, approved by the MPSC. The plan suspends the GCR mechanism and fixes the gas component of MichCon's sales rates for the three-year period beginning January 1, 1999.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead, and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

       MichCon records depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 3.5% in 1998, 4.1% in 1997 and 4.4% in 1996.

       ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

       MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $4,699,000, $3,188,000 and $5,233,000 in
       1998, 1997 and 1996, respectively.

       DEFERRED DEBT COSTS

       In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

       INCOME TAXES AND INVESTMENT TAX CREDIT

       Tax Benefits Amortizable to Customers represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized in accordance with the regulatory treatment over the life of the related plant, as the temporary differences reverse.

       Investment tax credits relating to property placed into service were deferred and are being credited to income over the life of the related property.

       CONSOLIDATED STATEMENT OF CASH FLOWS

       For purposes of this statement, MichCon considers all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.     PROPERTY WRITE-DOWN

During 1998, MichCon recognized a $24,800,000 pre-tax loss ($11,200,000 net of taxes and minority interest) from the write-down of a gas gathering pipeline system. A new gas reserve analysis was performed in 1998 to determine the impact of the diversion of certain untreated gas away from the gathering system. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

3.     GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1998, the replacement cost exceeded the $56,969,000 LIFO cost by $151,381,000. At December 31, 1997, the replacement cost exceeded the $40,201,000 LIFO cost by $170,240,000.

A portion of gas in underground storage used as a pressure base is included in "Property, Plant and Equipment" in the amount of $32,041,000 at December 31, 1998 and $32,493,000 at December 31, 1997.

4.     CREDIT FACILITIES AND SHORT-TERM BORROWINGS

At December 31, 1998, MichCon had credit lines permitting borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility, both of which were renewed in July 1998. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1998 and 1997 totaled $218,447,000 and $236,740,000 and was at weighted average interest rates of 5.6% and 5.8%, respectively. This debt is classified as short-term. Fees are paid to compensate banks for lines of credit.

5.     CAPITALIZATION

       a. LONG-TERM DEBT

       In 1998, MichCon issued a total of $150,000,000 of remarketable debt securities with various interest rates. These securities are "fall-away mortgage" debt and, as such, are secured debt as long as MichCon's current first mortgage bonds are outstanding and become senior unsecured debt thereafter. The securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing dates are in June 2003 and 2008. MichCon received option premiums in return for granting options to the underwriters to reset the interest rate for a period of ten years at the initial remarketing dates. The option premiums received, net of financing costs incurred, totaled $3,052,000 and are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       In 1998, MichCon redeemed through a tender offer $37,000,000 of the outstanding $55,000,000 balance of 9.125% first mortgage bonds due 2004, and $52,686,000 of the outstanding $70,000,000 balance of 8% first mortgage bonds due 2002.

       During 1997, nonutility subsidiaries of MichCon borrowed $40,000,000 under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers' option during the life of the agreement. Quarterly principal payments commenced in 1997, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 1998 and 1997, $29,200,000 and $36,400,000 were outstanding at weighted average interest rates of 5.8% and 6.4%, respectively.

       MichCon has variable interest rate swap agreements with notional principal amounts aggregating $92,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 6.3% for the year ended December 31, 1998. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 5.9% for the year ended December 31, 1998. Swap agreements of $12,000,000 through April 2000 have reduced the average cost of the related debt from 8.3% to 4.4% for the year ended December 31, 1998. A nonutility subsidiary of MichCon has an interest rate swap agreement on the $14,080,000 outstanding balance of its project loan agreement at December 31, 1998, that effectively fixes the interest rate at 7.5% through February 2003.

       Substantially all of the net utility properties of MichCon in the approximate amount of $1,240,000,000, are pledged as security for the payment of outstanding first mortgage bonds.

       Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1998, are $57,360,000 in 1999, $26,960,000 in 2000, $26,560,000 in 2001, $23,674,000 in 2002, and
       $25,960,000 in 2003.

       b. CUMULATIVE PREFERRED AND PREFERENCE STOCK

       MichCon is authorized to issue 7,000,000 shares of $1 per share par value preferred stock and 4,000,000 shares of $1 per share par value preference stock. At December 31, 1998, no issuances of preferred or preference stock were made under these authorizations.

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       b. ENVIRONMENTAL MATTERS

       Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

       During the mid-1980s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

       MichCon is currently involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating four of the former MGP sites and is conducting more extensive investigations at four other former MGP sites. In 1998, MichCon completed the remediation of one of the former MGP sites, which was confirmed by the MDEQ. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures.

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

       MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major nonsettling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers' liability for future costs of environmental investigation and remediation costs at former MGP sites. Discovery is ongoing in the case, and a preliminary trial date has been scheduled for August 1999.

       During 1998, 1997 and 1996, MichCon spent $1,649,000, $835,000 and
       $900,000, respectively, investigating and remediating these former MGP sites. At December 31, 1998, the reserve balance was $32,092,000, of which $92,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon's financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon's results of operations.

       In 1998, MichCon received written notification from ANR Pipeline Company
       (ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. Presently, MichCon is evaluating ANR's allegations to determine whether and to what extent, if any, that MichCon may have legal responsibility for these costs. Pending the completion of this evaluation, MichCon has not recognized any liability for this matter. Management does not believe this will have a material impact on MichCon's financial statements.

       c. COMMITMENTS

       MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchase prices are under fixed price and volume contracts. MichCon has firm purchase commitments through 2001 for approximately 487 Bcf of gas. MichCon expects that sales, based on normal weather, will approximate its minimum purchase commitments. MichCon has long-term transportation contracts with various pipeline companies expiring on various dates through the year 2011. MichCon is committed to pay demand charges of approximately $53,100,000 during 1999 related to firm transportation agreements.

       Capital investments for 1999 are expected to approximate $132,000,000 and certain commitments have been made in connection with such capital investments.

       d. OTHER

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

7.     REGULATORY MATTERS

       a. REGULATORY ASSETS AND LIABILITIES

       MichCon's operations are subject to the provisions SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, several regulatory assets and liabilities are recorded in MichCon's financial statements. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates.

]
               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

-------------------------------------------------------------------------------


(in thousands)                                           1998         1997
                                                       --------     --------
Regulatory Assets:
  Accrued gas cost recovery revenues .............     $   --       $ 12,862
  Unamortized loss on retirement of debt .........       15,548       10,181
  Deferred environmental costs (Note 6b) .........       28,169       27,699
  Other ..........................................          196          986
                                                       --------     --------
                                                       $ 43,913     $ 51,728
                                                       ========     ========
Regulatory Liabilities:
  Deferred gas cost recovery revenues ............     $ 14,980     $   --
  Tax benefits amortizable to customers ..........      130,120      122,922
                                                       --------     --------
                                                       $145,100     $122,922
                                                       ========     ========

-------------------------------------------------------------------------------

       MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 1998, it would have had an extraordinary, noncash increase to net income of approximately $65,800,000. Management believes that currently available facts support the continued application of SFAS No. 71.

       b. REGULATORY REFORM PLAN

       In April 1998, the MPSC approved MichCon's Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program begins April 1, 1999, when up to 75,000 customers will have the option of purchasing natural gas from suppliers other than MichCon. Up to 75,000 additional customers can be added by April 1 of each of the next two years, eventually allowing up to 225,000 customers the option to choose a gas supplier other than MichCon. In each of the three plan years, there is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its existing sales margins.

       The plan also suspends the GCR mechanism for customers who continue to purchase gas from MichCon and fixes the gas commodity component of MichCon's sales rates at $2.95 per Mcf for

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       the three-year period beginning on January 1, 1999. Prior to January 1999, MichCon did not generate earnings on the gas commodity portion of its operations. However, under this plan, changes in cost of gas will directly impact earnings. As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements for the next three years. These contracts, coupled with the use of MichCon's storage facilities, will substantially mitigate risks from winter price and volume fluctuations.

       Also beginning in 1999, the plan established an income sharing mechanism that will allow customers to share in profits if actual utility return on equity exceeds predetermined thresholds. In October 1998, the MPSC denied a rehearing and affirmed its approval of the plan. Various parties have appealed the MPSC's decision to the Michigan Court of Appeals. While management believes that based upon applicable Michigan law the order will be upheld on appeal, there can be no assurance as to the outcome.

8.     CAPITAL AND OPERATING LEASES

MichCon leases certain property (principally a warehouse, office building and parking structure) under lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office building and parking structure are subleased to various tenants.

In January 1998, MichCon purchased its home office building, thereby eliminating the related long-term capital lease obligation. As a result, the long-term capital lease obligation of $6,818,000 was reclassified as a current capital lease obligation at December 31, 1997. Other long-term capital lease obligations are not significant.

Operating lease payments for the years ended December 31, 1998, 1997, and 1996 were $2,050,000, $2,015,000, and $2,239,000, respectively.

9.     RETIREMENT BENEFITS AND TRUSTEED ASSETS

In 1998, MichCon adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits.

       a. PENSION PLAN BENEFITS

       MichCon participates in separate defined benefit retirement plans, maintained by MCN, for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee's compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1998, 1997 or 1996 plan years were made, and none is expected to be made for the 1999 plan year.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Net pension credit for the years ended December 31 includes the following components:


------------------------------------------------------------------------------------------

(in Thousands)                                      1998          1997          1996
                                                  --------      --------      --------
Service Cost ................................     $  9,719      $  9,406      $ 10,400
Interest Cost ...............................       36,195        34,408        33,262
Expected Return on Plan Assets ..............      (71,780)      (61,615)      (55,765)
Amortization of:
   Net gain .................................       (6,479)       (5,177)       (1,664)
   Prior service cost .......................        1,031          (163)         (163)
   Net transition asset .....................       (4,938)       (4,993)       (4,993)
Special Termination Benefits ................        5,054          --            --
Settlements .................................       (6,935)       (3,250)         --
                                                  --------      --------      --------
Net Pension Credit ..........................     $(38,133)     $(31,384)     $(18,923)
                                                  ========      ========      ========
------------------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


       The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial
       Position:


-------------------------------------------------------------------------------------------------------

(in Thousands)                                                      1998            1997
                                                                -----------      -----------
Measurement Date                                                October 31       October 31

Accumulated Benefit Obligation at the End of the Period ...     $   441,296      $   396,265
                                                                ===========      ===========
Projected Benefit Obligation at the Beginning of the Period     $   465,098      $   430,100
Service Cost ..............................................           9,719            9,406
Interest Cost .............................................          36,195           34,408
Plan Amendments ...........................................          22,564             --
Actuarial Loss ............................................          45,200           24,294
Special Termination Benefits ..............................           5,054             --
Settlements Due to Lump Sums ..............................         (20,639)          (8,490)
Regular Benefits ..........................................         (28,355)         (24,620)
                                                                -----------      -----------
Projected Benefit Obligation at the End of the Period .....     $   534,836      $   465,098
                                                                ===========      ===========

Plan Assets at Fair Value at the Beginning of the Period ..     $   814,548      $   707,987
Actual Return on Plan Assets ..............................         102,153          138,863
Settlements Due to Lump Sums ..............................         (15,956)          (5,145)
Regular Benefits ..........................................         (28,355)         (27,157)
                                                                -----------      -----------
Plan Assets at Fair Value at the End of the Period ........     $   872,390      $   814,548
                                                                ===========      ===========

Funded Status of the Plans ................................     $   337,554      $   349,450
Unrecognized:
   Net gain ...............................................        (214,328)        (237,923)
   Prior service cost .....................................          19,298           (1,439)
   Net transition asset ...................................         (28,645)         (34,342)
                                                                -----------      -----------
Prepaid Pension Cost and Total Recognized .................     $   113,879      $    75,746
                                                                ===========      ===========

-------------------------------------------------------------------------------------------------------

       In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 6.5%, 7.5% and 8% for 1998, 1997 and 1996, respectively. The rate of increase in future compensation levels used was 5% for 1998 and 1997. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for 1998 and 9.25% for 1997 and 1996.

       In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       MichCon also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MichCon matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $4,800,000 in 1998, $5,200,000 in 1997 and $5,300,000 in 1996.

       b.  OTHER POSTRETIREMENT BENEFITS

       MichCon provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. These benefits are being accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the use of accrual accounting. Upon adoption of SFAS No. 106 MichCon deferred its 1993 postretirement costs in excess of claims paid (including the amortization of the initial transition obligation) until 1994, when new rates to recover such costs became effective.

       MichCon's policy is to fund certain trusts to the extent its postretirement benefit costs are recognized in rates. Separate qualified Voluntary Employees' Beneficiary Association (VEBA) trusts exist for union and nonunion employees. Funding to the VEBA trusts totaled $2,000,000, $6,500,000 and $41,600,000 in 1998, 1997 and 1996,
       respectively. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for 1998 and 9.1% for 1997 and 1996.

       Net postretirement cost for the years ended December 31 includes the following components:


-------------------------------------------------------------------------------------------------------------------

(in Thousands)                                  1998            1997            1996
                                             ----------      ----------      ----------

Service Cost ...........................     $    3,699      $    4,094      $    4,259
Interest Cost ..........................         16,423          17,430          16,395
Expected Return on Plan Assets .........        (13,482)        (11,026)         (9,838)
Amortization of:
   Net gain ............................         (5,684)         (4,872)         (4,307)
   Net transition obligation ...........         12,702          13,391          13,391
Special Termination Benefits ...........          1,186            --              --
                                             ----------      ----------      ----------
Total Postretirement Cost ..............         14,844          19,017          19,900
Regulatory Adjustment ..................           --             4,863           7,509
                                             ----------      ----------      ----------
Net Postretirement Cost ................     $   14,844      $   23,880      $   27,409
                                             ==========      ==========      ==========
-------------------------------------------------------------------------------------------------------------------

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


       The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial
       Position:


----------------------------------------------------------------------------------------------------------------------

(in Thousands)                                                                               1998            1997
Measurement Date                                                                          ----------      ----------
                                                                                           October 31      October 31

Accumulated Postretirement Benefit Obligation at the Beginning of the Period ........     $  223,124      $  217,883
Service Cost ........................................................................          3,699           4,094
Interest Cost .......................................................................         16,423          17,430
Plan Amendments .....................................................................         (8,269)           --
Actuarial (Gain) Loss ...............................................................         24,320          (4,909)
Special Termination Benefits ........................................................          1,186            --
Benefits Paid .......................................................................        (11,546)        (11,374)
                                                                                          ----------      ----------
Accumulated Postretirement Benefit Obligation at the End of the Period ..............     $  248,937      $  223,124
                                                                                          ==========      ==========

Plan Assets at Fair Value at the Beginning of the Period ............................     $  151,645      $  126,282
Actual Return on Plan Assets ........................................................         25,677          26,125
Company Contributions ...............................................................          6,500           7,000
Regular Benefits ....................................................................        (10,674)         (7,762)
                                                                                          ----------      ----------
Plan Assets at Fair Value at the End of the Period ..................................     $  173,148      $  151,645
                                                                                          ==========      ==========

Funded Status of the Plans ..........................................................     $  (75,789)     $  (71,479)
Unrecognized:
   Net gain .........................................................................       (116,191)       (124,760)
   Net transition obligation ........................................................        188,026         200,728
Contributions Made After Measurement Date ...........................................          2,000           6,500
Regular Benefits Made After Measurement Date ........................................        (11,720)           (945)
                                                                                          ----------      ----------
Accrued Postretirement Asset (Liability) ............................................     $  (13,674)     $   10,044
                                                                                          ==========      ==========
----------------------------------------------------------------------------------------------------------------------

       The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MichCon's postretirement benefit obligation. MichCon used a rate of 6% for 1999, and a rate that gradually declines each year until it stabilizes at 5% in 2003. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 1998 by $31,854,000 (13%) and increase the sum of the service and interest rate cost by $2,863,000 (14%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 1998 by $27,946,000 (11%) and decrease the sum of the service and interest rate cost by $2,474,000 (12%) for the year then ended.

       The discount rate used in determining the accumulated postretirement benefit obligation was 6.5%, 7.5% and 8% for 1998, 1997 and 1996, respectively.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

       c. GRANTOR TRUST

       MichCon established a Grantor Trust and contributed $28,200,000 in 1998 and $31,300,000 in 1997 to the trust, which invested such proceeds in life insurance contracts and income securities. By funding the Grantor Trust and the VEBA trusts (Note 9b), MichCon is complying with MPSC directives that it fund various trusts to the extent its postretirement benefit costs are recognized in rates. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke such trust subject to providing the MPSC with prior notification.

10.    RISK MANAGEMENT ACTIVITIES AND DERIVATIVE FINANCIAL INSTRUMENTS

       a. NATURAL GAS PRICE HEDGING

       As part of its gas acquisition strategy (Note 7b), MichCon has entered into firm-price contracts, including natural gas swap agreements, for a substantial portion of its expected gas supply requirements for the three year period 1999-2001. These swap agreements are used to manage MichCon's exposure to the risk of market price fluctuations on gas purchase commitments and effectively fixes the commodity rate portion of certain gas purchase agreements. If MichCon did not use natural gas swap agreements, its exposure to such risk would be higher. Although this strategy reduces risk, it also limits potential gains from favorable changes in gas prices.

       Changes in the market value of the swap agreements are deferred and included in inventory costs until the hedged transaction is completed, at which time the realized gain or loss is included in the cost of gas. As of December 31, 1998, MichCon's deferred loss from swap contracts was $3,313,000. Any unrealized gains and losses on natural gas swap agreements that were to be terminated or sold would continue to be deferred until such time as the initial hedged transactions are completed. In the instance when a hedged item no longer exists or is no longer probable of occurring, unrealized gains and losses would be included in income unless the derivative is redesignated to a similar transaction and qualifies for hedge accounting.

       b. INTEREST RATE HEDGING

       In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed and variable rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. Interest rate swaps are subject to market risk as interest rates fluctuate. The difference to be received or paid on these agreements is accrued and recorded as an adjustment to interest expense over the life of the agreements. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. In the event of an interest rate swap termination, any associated gains and losses would be deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       agreement. In the event of an early extinguishment of a designated debt obligation, unrealized gains and losses would be included in income, unless the swap agreement is redesignated as a hedge of another outstanding debt obligation with similar characteristics and qualifies for hedge accounting.

       At December 31, 1998, MichCon had interest rate swap agreements with notional principal amounts totaling $106,100,000 (Note 5a) and a weighted average remaining life of 4.3 years. At December 31, 1997, the notional principal amount of outstanding interest rate swaps totaled $107,800,000. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

11.    FINANCIAL INSTRUMENTS

MichCon has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of the fair value of financial instruments and, therefore, the values are not necessarily indicative of the amounts that MichCon could realize in a current market exchange. The carrying amounts of certain financial instruments, such as notes payable, customer deposits and notes receivable, are assumed to approximate fair value due to their short-term nature.

The carrying amount and fair value of other financial instruments consist of the following:


-----------------------------------------------------------------------------------------------------------

(in Thousands)                                           1998                            1997
-------------------------------------------------------------------------     -----------------------------
                                              Carrying        Estimated         Carrying       Estimated
                                               Amount         Fair Value         Amount        Fair Value
                                            ------------     ------------     ------------     ------------
Assets:
   Long-term investments .................. $     65,556     $     65,556     $     35,110     $     35,110

Liabilities and Shareholders' Equity:
   Long-term debt, excluding capital
     lease obligations ....................      615,419          668,063          611,763          651,980

Derivative Financial Instruments:
   Natural gas swaps:
     with unrealized losses ...............        3,313            3,313             --               --
   Interest rate swaps:
     with unrealized gains ................                         6,340                             4,048
     with unrealized losses ...............                           696                               415

-----------------------------------------------------------------------------------------------------------

The fair values are determined based on the following:

       Long-term investments - carrying amount approximates fair value taking into consideration interests rates available to MichCon for investments with similar provisions.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Long-term debt - interest rates available to MichCon for issuance of debt with similar terms and remaining maturities.

       Natural gas and interest rate swaps - estimated amounts that MichCon would receive or pay to terminate the swap agreements, taking into account current gas prices, interest rates and the credit-worthiness of the counterparties.

       Guaranty - management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 6a) due to the nature of the transaction.

The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

12.    RELATED PARTY TRANSACTIONS

MichCon enters into transactions with affiliated companies to provide transportation and storage services. MichCon purchased computer operations services from an affiliated company that was sold by MCN in June 1996. Under a service agreement with MCN, MichCon receives various tax, financial and legal services and provides construction, engineering, human resources, information technology and other services. The following is a summary of transactions with affiliated companies:


-------------------------------------------------------------------------------------------------------------------

              (Thousands of Dollars)                                        1998           1997           1996
              -------------------------------------------------------   ------------   ------------   ------------
              Revenues:

                Storage and transportation services...............      $     11,566   $     14,744   $     14,542

                Other services ...................................             6,820          1,774            898

                Interest revenue..................................             1,502             --             --

              Costs:

                Computer operations services......................                --             --          6,800

                Corporate expenses and other services.............            15,534         20,179         16,486

------------------------------------------------------------------------------------------------------------------

MichCon's accounts receivable from affiliated companies totaled $21,640,000 and $20,990,000, and accounts payable to affiliated companies totaled $11,501,000 and $28,942,000 at December 31, 1998 and 1997, respectively.

MichCon is a participant in an intercompany credit agreement whereby it can borrow needed cash from and loan available cash to MCN and its subsidiaries. The outstanding balance of notes receivable from affiliated companies was $3,249,000 at December 31, 1998, with interest at the prime rate of 7.75%. There was no outstanding balance of notes receivable from affiliated companies at December 31, 1997. MichCon had no outstanding balances of notes payable to affiliated companies at December 31, 1998 and 1997.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.      SUMMARY OF INCOME TAXES

MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.


------------------------------------------------------------------------------------------------------------

(in Thousands)                                                   1998           1997             1996
--------------------------------------------------------     ----------      ----------      ----------
Effective Federal Income Tax Rate                                  31.5 %          36.4 %          33.8 %
                                                             ==========      ==========      ==========
Income Taxes Consist of:
   Current provision ..................................      $   27,768      $   37,901      $   31,318
   Deferred provision .................................          11,010           9,607          12,018
   Investment tax credits .............................          (2,961)         (1,843)         (1,850)
                                                             ----------      ----------      ----------
                                                             $   35,817       $  45,665      $   41,486
                                                             ==========      ==========      ==========
Reconciliation Between Statutory and Actual
   Income Taxes:
Statutory Federal Income Taxes at a Rate of 35% .......      $   39,477      $   43,640      $   42,465
Adjustments to Federal Tax Expense:
   Book over tax depreciation .........................           1,071           5,301           6,367
   Adjustments to taxes provided in prior periods ......          1,080             300          (3,368)
   Investment tax credits .............................          (2,961)         (1,843)         (1,850)
   Other - net ........................................          (2,850)         (1,733)         (2,128)
                                                             ----------      ----------      ----------
                                                             $   35,817      $   45,665      $   41,486
                                                             ==========      ==========      ==========
------------------------------------------------------------------------------------------------------------

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

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The tax effect of temporary differences that gave rise to MichCon's deferred tax assets and liabilities consisted of the following:


------------------------------------------------------------------------------------------------------------------

(in Thousands)                                                                            1998           1997
---------------------------------------------------------------------------------     ------------    ------------
Deferred Tax Assets:
   Employee Benefits.............................................................     $      5,406    $      9,391
   Uncollectibles................................................................            3,125           4,671
   Vacation accrual..............................................................            2,259           3,442
   Postretirement benefits.......................................................            5,394             --
   Other.........................................................................            1,351           2,283
                                                                                      ------------    ------------
                                                                                            17,535          19,787
                                                                                      ------------    ------------
Deferred Tax Liabilities:
   Depreciation and other property related basis
       differences, net..........................................................           51,965          58,215
   Pensions......................................................................           37,911          24,564
   Property taxes................................................................           13,360          13,313
   Gas cost recovery undercollection.............................................               57           4,502
   Postretirement benefits.......................................................              --            3,515
   Other.........................................................................           12,060           9,795
                                                                                      ------------    ------------
                                                                                           115,353         113,904
                                                                                      ------------    ------------
Net Deferred Tax Liability.......................................................           97,818          94,117
Less:  Net Deferred Tax  Liability-Current.......................................            9,251          10,212
                                                                                      ------------    ------------
Net Deferred Tax Liability-Noncurrent............................................     $     88,567    $     83,905
                                                                                      ============    ============
------------------------------------------------------------------------------------------------------------------

14.    STOCK INCENTIVE PLAN

MCN's Stock Incentive Plan authorizes the use of performance units, restricted stock, stock options or other stock-related awards to key employees, primarily management. MichCon's current policy is to issue performance units which encourages a strategic focus on long-term performance and has a high employee retention value. The performance units are denominated in shares of MCN common stock and issued to employees based on total shareholder return over a six year period, as compared to a group of peer companies. The initial number of performance units granted is based on total shareholder return relative to the peer group during the previous three year period. Participants receive dividend equivalents on the units granted. The initial grants will be adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. The final awards are then payable in shares of MCN common stock or can be deferred. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met. The deferred units must be retained by the participants until their employment with MichCon ceases.

During 1998, 1997 and 1996, MichCon granted 125,016, 102,750 and 122,669 performance units, respectively, with a weighted-average grant date fair value of $37.00, $31.00 and $24.625 per unit, respectively. MichCon accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation."

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

Accordingly, the costs of performance units awarded, measured at their fair value on the grant date, are being recorded as compensation expense over their vesting period. MichCon adjusts compensation expense and Additional Paid-in Capital for changes in the number of performance units that are expected to vest. A stock-based compensation benefit of $1,493,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest. Stock-based compensation cost recognized during 1997 and 1996 for all awards outstanding totaled $7,430,000, and $6,885,000, respectively.

In February 1999, MichCon revised its policy whereby a portion of any stock-related awards under the Stock Incentive Plan will be in the form of stock options. The remaining portion of any awards will continue to be in the form of performance units.

INDEPENDENT AUDITORS' REPORT


Michigan Consolidated Gas Company:

We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.



/s/ Deloitte & Touche LLP
-------------------------
Detroit, Michigan
February 25, 1999

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY OPERATING RESULTS (UNAUDITED)

    Due to the seasonal nature of MichCon's business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.


                                     First         Second          Third           Fourth
                                    Quarter        Quarter        Quarter         Quarter
-------------------------------    ----------     ----------     ----------      ----------
(Thousands of Dollars)

1998
Operating Revenue ............     $  429,227     $  172,787     $  122,428      $  309,216
Operating Income (Loss).......        109,669         15,962        (25,997)         56,977
Net Income (Loss).............         61,664          3,014        (18,338)         30,636



1997
Operating Revenue ............     $  527,445     $  209,800     $  119,114      $  397,320
Operating Income (Loss).......        106,772         14,810        (11,369)         64,150
Net Income (Loss).............         62,193            931        (16,036)         31,932

                                                                    SCHEDULE II


               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)


            COLUMN A                                                COLUMN B         COLUMN C              COLUMN D     COLUMN E
                                                                                      Additions
                                                                               ------------------------
                                                                                 Provisions charged to    Deductions
                                                                               ------------------------  for Purposes
                                                                   Balance at            Utility Plant/  for Which the   Balance
                                                                   Beginning               Regulatory    Reserves Were   at End
            Description                                            of Period    Income        Asset        Provided    of Period
                                                                   --------    ---------      --------     --------    - --------

YEAR ENDED DECEMBER 31, 1998
Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts........................        $ 15,015     $ 13,029      $   --       $ 19,116     $  8,928
                                                                   ========     ========      ========     ========     ========
Reserve included in Current Liabilities - Other and in Accrued
 Environmental
  Costs in Consolidated Statement of Financial Position:
    Environmental testing..................................        $ 33,741     $   --        $   --       $  1,649     $ 32,092
                                                                   ========     ========      ========     ========     ========
Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages.................................        $  4,838     $   (328)     $    438     $  2,433     $  2,515
                                                                   ========     ========      ========     ========     ========
YEAR ENDED DECEMBER 31, 1997

Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts........................        $ 17,707     $ 21,680      $   --       $ 24,372     $ 15,015
                                                                   ========     ========      ========     ========     ========
Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing..................................        $ 34,576     $   --        $   --       $    835     $ 33,741
                                                                   ========     ========      ========     ========     ========
Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages.................................        $  9,182     $  1,400      $    608     $  6,352     $  4,838
                                                                   ========     ========      ========     ========     ========
YEAR ENDED DECEMBER 31, 1996

Reserve deducted from Assets in
  Consolidated Statement of Financial Position:
    Allowance for doubtful accounts........................          13,250     $ 29,052      $   --       $ 24,595     $ 17,707
                                                                   ========     ========      ========     ========     ========
Reserve included in Current Liabilities - Other
  in Consolidated Statement of Financial Position:
    Environmental testing..................................        $ 35,451     $   --        $   --       $    875     $ 34,576
                                                                   ========     ========      ========     ========     ========
Reserves included in Deferred Credits and
  Other Liabilities - Other
    in Consolidated Statement of Financial Position:
      Injuries and damages.................................        $  8,013     $  3,052      $    674     $  2,557     $  9,182
                                                                   ========     ========      ========     ========     ========

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

    1. For a list of the financial statements included herein, see the section titled "Financial Statements and Supplementary Data", page 24 in Part II, Item 8 of this Report.

    2. For the financial statement schedule included herein, see the section titled "Financial Statements and Supplementary Data", page 24 in Part II, Item 8 of this Report.

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

      10-1          MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN
                    Registration Statement No. 33-21930-99).

      10-2          Form of Employment Agreement (Exhibit 99-2 to MCN's June
                    30, 1997 Form 10-Q).

      10-3 MCN Energy Group Inc. Executive Annual Performance Plan (As amended effective January 1, 1998).*

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

      10-6          MichCon Supplemental Death Benefit and Retirement Income
                    Plan (Exhibit 10-2 to MCN's September 30, 1996 Form 10-Q).

      10-7          MichCon Supplemental Retirement Plan (Exhibit 10-3 to MCN's
                    September 30, 1996 Form 10-Q).

      10-8          MCN Mandatory Deferred Compensation Plan, as amended
                    (Exhibit 10-11 to MCN's 1996 Form 10-K).

      10-9          MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
                    10-12 to MCN's 1996 Form 10-K).

      10-10         MCN Energy Group Inc. Long-Term Incentive Performance Share
                    Plan (As amended and restated October 1, 1997).*

      10-11 MCN Energy Group Savings and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

      10-12 MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

      12-1          Computation of Ratio of Earnings to Fixed Charges.*


   EXHIBIT NO.                          DESCRIPTION
   ----------                           -----------

      23-1          Independent Auditors' Consent - Deloitte & Touche LLP.*

      24-1          Powers of Attorney.*

      27-1          Financial Data Schedule.*



(B) REPORTS ON FORM 8-K:

    None.

----------------------

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


                                   MICHIGAN CONSOLIDATED GAS COMPANY
                                          (Registrant)

                               By: /s/ Harold Gardner
                                  --------------------------------------------
                                       Harold Gardner

                                   VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER
                                             MARCH 11, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                           TITLE                                  DATE
                                                           -----                                  ----
                    *                     Director and Chairman                              March 11, 1999
  ------------------------------------
           Alfred R. Glancy III

                    *                     Director, President and Chief                      March 11, 1999
  ------------------------------------    Executive Officer
             Stephen E. Ewing

                    *                     Director, Senior Vice President,                   March 11, 1999
  ------------------------------------    Treasurer, and Chief Financial Officer
            Howard L. Dow III

        /s/ Harold Gardner                Vice President, Chief Accounting                   March 11, 1999
  ------------------------------------    Officer
              Harold Gardner

                    *                     Director, Vice President, General                  March 11, 1999
  ------------------------------------    Counsel and Secretary
           Ronald E. Christian

                    *                     Director, Vice President, Marketing                March 11, 1999
  ------------------------------------    and Sales
              Anne R. Cooke

                    *                     Director, Senior Vice President,                   March 11, 1999
  ------------------------------------    Regional Operations
              Steven Kurmas

                    *                     Director                                           March 11, 1999
  ------------------------------------
           William K. McCrackin



*By:   /s/ Harold Gardner
    -----------------------------------
       Harold Gardner
     Attorney-in-Fact

                               INDEX TO EXHIBITS


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

      10-1          MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN
                    Registration Statement No. 33-21930-99).

      10-2          Form of Employment Agreement (Exhibit 99-2 to MCN's June
                    30, 1997 Form 10-Q).

      10-3 MCN Energy Group Inc. Executive Annual Performance Plan (As amended effective January 1, 1998).*

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

      10-6          MichCon Supplemental Death Benefit and Retirement Income
                    Plan (Exhibit 10-2 to MCN's September 30, 1996 Form 10-Q).

      10-7          MichCon Supplemental Retirement Plan (Exhibit 10-3 to MCN's
                    September 30, 1996 Form 10-Q).

      10-8          MCN Mandatory Deferred Compensation Plan, as amended
                    (Exhibit 10-11 to MCN's 1996 Form 10-K).

      10-9          MCN Energy Group Inc. Supplemental Savings Plan (Exhibit
                    10-12 to MCN's 1996 Form 10-K).

      10-10         MCN Energy Group Inc. Long-Term Incentive Performance Share
                    Plan (As amended and restated October 1, 1997).*

      10-11 MCN Energy Group Savings and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

      10-12 MichCon Investment and Stock Ownership Plan (As amended and restated effective as of January 1, 1998).*

      12-1          Computation of Ratio of Earnings to Fixed Charges.*


   EXHIBIT NO.                          DESCRIPTION
   -----------                          -----------

      23-1          Independent Auditors' Consent - Deloitte & Touche LLP.*

      24-1          Powers of Attorney.*

      27-1          Financial Data Schedule.*



(B) REPORTS ON FORM 8-K:

    None.

----------------------

*  Indicates document filed herewith.

References are to MichCon (File No. 1-7310) for MichCon documents incorporated by reference. References are to MCN (File No. 1-10070) for MCN documents incorporated by reference.