Form 10-Q
period 1999-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1999-05-17
CIK 65632

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, or

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

    Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999:

               Common Stock, par value $1.00 per share: 10,300,000



================================================================================

                               INDEX TO FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

COVER................................................................          i

INDEX................................................................         ii

PART I  - FINANCIAL  INFORMATION
Item 1.  Financial Statements........................................          8
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................          1

PART II - OTHER  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................         13

SIGNATURE............................................................         14

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

      Results reflect earnings from new gas sales program and more favorable weather - MichCon's earnings were $84.0 million for the 1999 first quarter, an increase of $22.3 million from the comparable 1998 period. Earnings for the 1999 twelve-month period were $99.3 million, which included an $11.2 million write-down (net of taxes and minority interest) of a gas gathering pipeline (Note 3). Excluding the write-down, earnings for the 1999 twelve-month period were $110.5 million, an increase of $32.0 million over the corresponding 1998 period. The earnings improvement for the 1999 first quarter reflects contributions from the new gas sales program, the impact of more favorable weather and an increase in other operating revenues. The increase in earnings for the 1999 twelve-month period reflects the impact of the gas sales program, an increase in other operating revenues, as well as significantly lower operating expenses. These improvements for the 1999 twelve-month period more than offset the lower gross margins resulting from reduced gas sales and end user transportation deliveries which were caused by warmer weather.

--------------------------------------------------------------------------------
                   EARNINGS COMPONENTS (DOLLARS IN MILLIONS)
                             COMPARING 1999 TO 1998



                                                            QUARTER                    TWELVE MONTHS
                                                  ----------------------------  ----------------------------
                                                    $ CHANGE       % CHANGE       $ CHANGE       % CHANGE
                                                  -------------  -------------  -------------  -------------
Operating Revenue............................             68.9           16.0          (52.9)         (4.6)
Cost of Gas..................................             30.8           14.1          (64.3)        (11.8)
Gross Margin.................................             38.1           18.0           11.3           1.9
Operation and Maintenance....................              5.3            8.6          (13.0)         (4.8)
Depreciation and Depletion...................              2.2            9.6           (5.6)         (5.6)
Property and Other Taxes.....................              1.2            6.7           (3.7)         (6.1)
Write-down of Gathering Property (Note 3)....                -              -           24.8             -
Other Income and Deductions..................             (2.4)         (16.8)         (10.4)        (20.1)
Income Tax Provision.........................              9.6           28.4           (1.6)         (3.4)
Net Income...................................             22.3           36.2           20.8          26.5

------------------------------------------------------------------------------------------------------------

GROSS MARGIN

     Gross margin (operating revenues less cost of gas) increased $38.1 million and $11.3 million in the 1999 first quarter and twelve-month period, respectively, due primarily to approximately $22.5 million of margins generated in the current quarter under MichCon's new three-year gas sales program that began in January 1999 (Note 2a). Under the gas sales program, MichCon's gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to produce favorable margins in each of the three years.

     Gross margins for the 1999 first quarter also reflect higher gas sales resulting from colder weather compared to the same 1998 period. Gross margins for the current twelve-month period reflect lower gas sales due to significantly warmer weather. Additionally, gross margins for both 1999 periods reflect revenues from the continued growth in other gas-related services.

     MichCon's operations are very seasonal, with gross margins and earnings concentrated in the first and fourth quarters of each calendar year. By the end of the first quarter, the heating season is largely over, and MichCon typically incurs substantially reduced gross margins and earnings in the second quarter and losses in the third quarter. The seasonal nature of MichCon's operations is expected to be more pronounced as a result of its new gas sales program.

                 EFFECT OF WEATHER ON GAS MARKETS AND EARNINGS
                 ---------------------------------------------


                                                      QUARTER                           TWELVE MONTHS
                                         ----------------------------------   ----------------------------------
                                                1999              1998               1999              1998
                                         ----------------  ----------------   ----------------  ----------------
Percentage Colder (Warmer)
  than Normal.......................           (4.3)%            (18.8)%            (12.0)%            (6.9)%
Increase (Decrease) from
  Normal in:
      Gas Markets (Bcf).............           (5.1)             (19.2)             (26.2)            (15.5)
       Net Income (Millions)........      $    (5.1)        $    (16.7)        $    (23.7)       $    (13.5)


     GAS SALES AND END USER TRANSPORTATION revenues in total increased by $70.5 million for the 1999 first quarter and decreased by $62.1 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased 12.3 billion cubic feet (Bcf) in the current quarter and decreased by 12.9 Bcf in the 1999 twelve-month period. The fluctuations in gas sales and end user transportation deliveries were due primarily to weather, which was 14.5% colder in the 1999 first quarter and 5.1% warmer in the current twelve-month period compared to the corresponding 1998 periods. Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon's new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon's sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon's sales increased $.18 per Mcf (6%) for the 1999 first quarter and decreased $.10 per Mcf (3%) for the 1999 twelve-month period.

------------------------------------------------------------------------------------------------------------
                                                       QUARTER                          TWELVE MONTHS
                                                 1999            1998                1999           1998
                                             -------------   -----------         ------------    -----------
GAS MARKETS (IN MILLIONS)
  Gas Sales..............................     $      435.7   $     366.9         $      892.6    $     954.8
  End User Transportation................             26.7          25.0                 83.7           83.6
  Intermediate Transportation............             14.7          18.0                 59.9           58.4
  Other..................................             21.0          19.3                 66.3           58.7
                                             -------------   -----------         ------------    -----------
                                              $      498.1   $     429.2         $    1,102.5    $   1,155.5
                                             =============   ===========         ============    ===========
GAS MARKETS (IN BCF)
  Gas Sales..............................             91.0          78.7                181.2          191.1
  End User Transportation................             42.4          42.4                140.1          143.1
                                             -------------   -----------         ------------    -----------
                                                     133.4         121.1                321.3          334.2
  Intermediate Transportation............            127.4         148.4                516.5          594.3
                                             -------------   -----------         ------------    -----------
                                                     260.8         269.5                837.8          928.5
                                             =============   ===========         ============    ===========

------------------------------------------------------------------------------------------------------------

     INTERMEDIATE TRANSPORTATION revenues decreased $3.3 million in the 1999 first quarter and increased $1.5 million in the 1999 twelve-month period. Intermediate transportation revenues reflect lower off-system volumes of 21.0 Bcf and 77.8 Bcf in the 1999 first quarter and twelve-month period, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The increase in intermediate transportation revenues for the 1999 twelve-month period is due in part to increased fees generated from tracking the transfer of gas title on MichCon's transportation system.

     OTHER OPERATING REVENUES increased $1.7 million in the 1999 first quarter and $7.6 million in the 1999 twelve-month period. The improvements are due to an increase in appliance maintenance services and other gas-related services.

COST OF GAS

     Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 2b), MichCon's sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon's new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

      Cost of gas sold increased $30.8 million in the 1999 first quarter and decreased $64.3 million in the 1999 twelve-month period, primarily due to variations in weather-driven sales volumes. Cost of gas sold was also impacted by a decrease in prices paid of $.06 per Mcf (2%) in the 1999 first quarter and $.22 per Mcf (8%) in the current twelve-month period.

OPERATION AND MAINTENANCE

      Operation and maintenance expenses increased $5.3 million in the 1999 first quarter and decreased $13.0 million in the 1999 twelve-month period. The increase in the 1999 quarter is due in part to additional computer system costs and advertising costs associated with MichCon's new gas sales program, partially offset by lower uncollectible gas accounts expense. The decrease in the 1999 twelve-month period reflects lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense. Additionally, both 1998 periods benefited from an interstate pipeline company refund.

DEPRECIATION AND DEPLETION

      Depreciation and depletion increased $2.2 million in the 1999 first quarter and decreased $5.6 million in the 1999 twelve-month period. Depreciation on higher plant balances impacted both 1999 periods. Additionally, the twelve-month period comparison reflects the effect of lower depreciation rates for MichCon's utility property, plant and equipment that became effective in January 1998.

PROPERTY AND OTHER TAXES

      Property and other taxes increased $1.2 million in the 1999 first quarter and decreased $3.7 million in the 1999 twelve-month period. The current quarter increase reflects higher Michigan Single Business Tax resulting from an increase in taxable income as well as higher property taxes due to an increase in plant balances. The decrease in the 1999 twelve-month period is attributable to lower Michigan Single Business Tax.

WRITE-DOWN OF GATHERING PROPERTY

      The property write-down of $24.8 million in the 1999 twelve-month period reflects the impairment of a Michigan gas gathering system (Note 3).

OTHER INCOME AND DEDUCTIONS

      Other income and deductions decreased $2.4 million in the 1999 first quarter and $10.4 million in the current twelve-month period. Both 1999 periods were impacted by lower interest costs primarily due to a decrease in the average interest rate on borrowings. Other income and deductions in the 1999 twelve-month period also reflect a change in minority interest reflecting the joint venture partners' share of the write-down of the gas gathering properties (Note 3).

INCOME TAXES

      Income taxes for both 1999 periods were impacted by an increase in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years' tax issues in the 1999 first quarter. Additionally, stock-related tax benefits were recorded in 1998 as well as a provision for tax issues.

CAPITAL RESOURCES AND LIQUIDITY

                                                                                      QUARTER
                                                                         ---------------------------------
CASH AND CASH EQUIVALENTS (in Millions)                                     1999                  1998
                                                                        -------------         ------------
Cash Flow Provided From (Used For):
   Operating activities..............................................   $      179.7          $      170.1
   Financing activities..............................................         (136.7)               (129.4)
   Investing activities..............................................          (26.1)                (38.0)
                                                                        ------------          ------------
Net Increase in Cash and Cash Equivalents............................   $       16.9          $        2.7
                                                                        ============          ============

OPERATING ACTIVITIES

      MichCon's cash flow from operating activities increased $9.6 million during the 1999 first quarter as compared to the same 1998 period. The increase was due primarily to higher earnings, after adjusting for non-cash items (depreciation and deferred taxes), partially offset by changes in working capital requirements.

FINANCING ACTIVITIES

     MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon's short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. During the first three months of 1999, MichCon repaid $113.3 million of commercial paper, leaving borrowings of $106.6 million outstanding under this program at March 31, 1999.

      During the 1999 second quarter, MichCon anticipates issuing approximately $110 million of debt. MichCon repaid $20 million of first mortgage bonds that matured in May 1999 and anticipates repaying $30 million of first mortgage bonds that mature in June 1999.

INVESTING ACTIVITIES

      MichCon's cash used for investing activities decreased $11.9 million in the 1999 first quarter as compared to the same 1998 period. The decrease was due primarily to lower capital expenditures, primarily related to the 1998 period including the purchase of an office building previously leased. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

      It is management's opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

OUTLOOK

     MichCon's strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon's objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

     MichCon has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its previously existing sales margins. The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon's sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual return on equity from utility operations exceed predetermined thresholds.

YEAR 2000

      As discussed in MichCon's 1998 Annual Report on Form 10-K, MichCon has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory - identification of the components of MichCon's systems, equipment and facilities; ii) assessment - assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation-upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing verifying items remediated. MichCon is generally on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready as detailed below. The extension of the program to September 1999 reflects MichCon's determination that additional testing and remediation is appropriate for some critical business and control systems for both MichCon and its vendors. The estimated completion status of these systems and the projected status for the future follows:

                                             Inventory        Assessment       Remediation        Testing
                                            -------------    -------------    ---------------    -----------
Business Systems:
     March 31, 1999......................           100%             100%                80%            45%
     June 30, 1999.......................           100%             100%                95%            85%
     September 30, 1999..................           100%             100%               100%           100%

Measurement and Control Systems:
     March 31, 1999......................            98%              98%                93%            88%
     June 30, 1999.......................           100%             100%                98%            98%
     September 30, 1999..................           100%             100%               100%           100%

         Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MichCon's results of operation, liquidity and financial condition. The total costs are estimated to be between $3 million and $4 million of which approximately $2.5 million was incurred through March 1999. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

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

         In order to reduce its Year 2000 risk, MichCon is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities continue to be tested under a "power outage" scenario and have achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MichCon works with operators, suppliers and governmental agencies.

MARKET RISK INFORMATION

         As discussed in MichCon's 1998 Annual Report on Form 10-K, MichCon's primary market risk arises from fluctuations in natural gas prices and interest rates. MichCon manages natural gas price and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities.

NATURAL GAS PRICE RISK

         MichCon closely monitors and manages its exposure to natural gas price risk through a variety of risk management techniques. Natural gas swap agreements are used to manage MichCon's exposure to the risk of market price fluctuations on natural gas purchase contracts. During the 1999 first quarter, there were no material changes to MichCon's natural gas price risk.

                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

INTEREST RATE RISK

         MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs and risk, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 first quarter, there were no material changes to MichCon's interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

      The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon's 1998 Annual Report on Form 10-K.

      The Year 2000 disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act. Therefore, MichCon claims the full protections established by the act.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (THOUSANDS OF DOLLARS)



                                                    THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,
                                                -------------------------  ----------------------------

                                                   1999          1998         1999           1998
                                                -----------   -----------  -------------  -------------

OPERATING REVENUES............................. $  498,090    $  429,227   $  1,102,521   $  1,155,461
                                                -----------   -----------  -------------  -------------

OPERATING EXPENSES
  Cost of gas..................................    248,351       217,589        482,291        546,545
  Operation and maintenance....................     67,546        62,222        257,721        270,757
  Depreciation and depletion...................     24,608        22,445         95,046        100,647
  Property and other taxes.....................     18,462        17,302         56,598         60,252
  Write-down of gathering properties
   (Note 3)....................................          -             -         24,800              -
                                                -----------   -----------  -------------  -------------
    Total operating expenses...................    358,967       319,558        916,456        978,201
                                                -----------   -----------  -------------  -------------

OPERATING INCOME                                   139,123       109,669        186,065        177,260
                                                -----------   -----------  -------------  -------------


OTHER INCOME AND (DEDUCTIONS)
  Interest income..............................        999         1,112          5,575          4,562
  Interest on long-term debt...................    (10,966)      (12,206)       (43,644)       (46,992)
  Other interest expense.......................     (2,655)       (3,257)       (11,511)        (9,030)
  Minority interest............................       (257)         (745)         6,215         (2,289)
  Equity in earnings of joint ventures.........        441           589          1,798          1,478
  Other........................................        464           121            161            456
                                                -----------   -----------  -------------  -------------
    Total other income and (deductions)........    (11,974)      (14,386)       (41,406)       (51,815)
                                                -----------   -----------  -------------  -------------

INCOME BEFORE INCOME TAXES.....................    127,149        95,283        144,659        125,445

INCOME TAX PROVISION...........................     43,176        33,619         45,374         46,954
                                                -----------   -----------  -------------  -------------

NET INCOME..................................... $   83,973    $   61,664   $     99,285   $     78,491
                                                ===========   ===========  =============  =============




             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                    THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                         March 31,                   March 31,
                                                --------------------------  --------------------------

                                                    1999          1998          1999           1998
                                                -----------   ------------  ------------  ------------

BALANCE - BEGINNING OF PERIOD.................  $   406,144   $    375,325  $    436,989  $    383,498
  Add - Net income............................       83,973         61,664        99,285        78,491
                                                -----------   ------------  ------------  ------------
                                                    490,117        436,989       536,274       461,989

  Deduct - Cash dividends declared:
     Common Stock.............................       17,677              -        63,834        25,000
                                                -----------   ------------  ------------  ------------
BALANCE - END OF PERIOD.......................  $   472,440   $    436,989  $    472,440  $    436,989
                                                ===========   ============  ============  ============




            The notes to the consolidated financial statements are an
                        integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                  MARCH 31,                 December 31,
                                                                         -------------------------------   --------------
                                                                                 1999              1998            1998
                                                                         --------------    -------------   --------------

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents........................................    $      23,512     $     17,083    $       6,603
    Accounts receivable, less allowance for doubtful accounts of
     $11,545, $18,123 and $8,928, respectively.......................          214,693          262,768          142,818
    Accrued unbilled revenues........................................           76,431           63,400           86,767
    Gas in inventory (Note 4)........................................           24,485           20,188           56,969
    Property taxes assessed applicable to future periods.............           59,255           54,765           71,165
    Other............................................................           32,990           28,348           30,169
                                                                         --------------    -------------   --------------
                                                                               431,366          446,552          394,491
                                                                         --------------    -------------   --------------
  DEFERRED CHARGES AND OTHER ASSETS
    Investment in and advances to joint ventures.....................           19,808           20,078           19,343
    Long-term investments............................................           66,110           35,538           65,556
    Deferred environmental costs.....................................           28,286           27,816           28,169
    Prepaid benefit costs............................................          124,235           85,817          113,879
    Other............................................................           61,250           47,232           59,007
                                                                         --------------    -------------   --------------
                                                                               299,689          216,481          285,954
                                                                         --------------    -------------   --------------

  Property, Plant and Equipment......................................        2,911,368        2,809,342        2,889,020
    Less - Accumulated depreciation and depletion....................        1,420,513        1,334,813        1,396,940
                                                                         --------------    -------------   --------------

                                                                             1,490,855        1,474,529        1,492,080
                                                                         --------------    -------------   --------------

                                                                         $   2,221,910     $  2,137,562    $   2,172,525
                                                                         ==============    =============   ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable.................................................    $      96,390     $     90,568    $      98,891
    Notes payable....................................................          107,900          117,094          221,169
    Current portion of long-term debt and capital lease
      obligations....................................................           58,211           27,616           58,288
    Gas inventory equalization (Note 4)..............................           79,559           70,894                -
    Federal income, property and other taxes payable.................          103,464          100,257           61,059
    Deferred gas cost recovery revenues (Note 2b)....................                -           18,937           14,980
    Exchange gas payable.............................................           25,835           18,027           25,337
    Customer deposits................................................           17,459           15,323           18,769
    Other............................................................           58,935           49,724           67,222
                                                                         --------------    -------------   --------------
                                                                               547,753          508,440          565,715
                                                                         --------------    -------------   --------------
  DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes............................................           96,353           84,839           88,567
    Unamortized investment tax credit................................           29,303           32,284           29,784
    Tax benefits amortizable to customers............................          129,494          123,189          130,120
    Accrued environmental costs......................................           31,888           32,000           32,000
    Minority interest................................................            8,175           17,954            8,201
    Other............................................................           51,860           48,963           51,460
                                                                         --------------    -------------   --------------
                                                                               347,073          339,229          340,132
                                                                         --------------    -------------   --------------

  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS                          613,945          612,205          619,835
                                                                         --------------    -------------   --------------

  CONTINGENCIES (NOTE 5)

  COMMON SHAREHOLDER'S EQUITY
    Common stock.....................................................           10,300           10,300           10,300
    Additional paid-in capital.......................................          230,399          230,399          230,399
    Retained earnings................................................          472,440          436,989          406,144
                                                                         --------------    -------------   --------------
                                                                               713,139          677,688          646,843
                                                                         --------------    -------------   --------------

                                                                         $   2,221,910     $  2,137,562    $   2,172,525
                                                                         ==============    =============   ==============


       The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.................................................................    $ 83,973      $ 61,664
  Adjustments to reconcile net income to net cash flow provided from operating activities:
      Depreciation and depletion
        Per statement of income..............................................      24,608        22,445
        Charged to other accounts............................................       2,162         2,043
      Deferred income taxes - current........................................      (5,309)       (9,131)
      Deferred income taxes and investment tax credit - net..................       6,679           740
      Other..................................................................      (1,211)         (250)
      Changes in assets and liabilities, exclusive of changes
        shown separately.....................................................      68,811        92,608
                                                                                ----------    ----------
          Net cash provided from operating activities........................     179,713       170,119
                                                                                ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - net........................................................    (113,269)     (124,597)
  Cash dividend paid applicable to common stock..............................     (17,500)            -
  Retirement of long-term debt...............................................      (5,934)       (4,772)
                                                                                ----------    ----------
          Net cash used for financing activities.............................    (136,703)     (129,369)
                                                                                ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Notes receivable - affiliate - net.........................................      (1,201)            -
  Capital expenditures.......................................................     (24,209)      (38,282)
  Other - net................................................................        (691)          262
                                                                                ----------    ----------
          Net cash used for investing activities.............................     (26,101)      (38,020)
                                                                                ----------    ----------

Net Increase in Cash and Cash Equivalents....................................      16,909         2,730
Cash and Cash Equivalents, January 1.........................................       6,603        14,353
                                                                                ----------    ----------
Cash and Cash Equivalents, March 31..........................................    $ 23,512      $ 17,083
                                                                                ==========    ==========

CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF CHANGES SHOWN SEPARATELY
    Accounts receivable - net................................................   $ (72,560)    $ (67,555)
    Gas inventory equalization...............................................      79,559        70,894
    Accrued/deferred gas cost recovery revenues..............................     (15,153)       31,799
    Accrued unbilled revenues................................................      10,336        28,496
    Gas in inventory.........................................................      32,484        20,013
    Property taxes assessed applicable to future periods.....................      11,910        10,062
    Accounts payable.........................................................      (2,501)      (39,699)
    Federal income, property and other taxes payable.........................      42,405        21,627
    Other current assets and liabilities.....................................      (5,350)       13,075
    Prepaid benefit costs....................................................     (10,356)          (27)
    Deferred assets and liabilities..........................................      (1,963)        3,923
                                                                                ----------    ----------
                                                                                 $ 68,811      $ 92,608
                                                                                ==========    ==========
SUPPLEMENTAL DISCLOSURES Cash paid (received) for:
     Interest, net of amounts capitalized....................................    $ 13,447      $ 13,089
                                                                                ==========    ==========
     Federal income taxes....................................................    $ (5,133)     $ (5,497)
                                                                                ==========    ==========







       The notes to the consolidated financial statements are an integral part of this statement.

               MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL

      The accompanying consolidated financial statements should be read in conjunction with MichCon's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

      Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.    REGULATORY MATTERS

A.  REGULATORY REFORM PLAN

      As discussed in MichCon's 1998 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a new three-year gas sales program under which MichCon's gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts, at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, when approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001.
There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 billion cubic feet (Bcf) in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers' premises at prices that maintain its previously existing sales margins. Various parties have appealed the Michigan Public Service Commission's (MPSC) approval of the plan. While management believes the plan will be upheld on appeal, there can be no assurance as to the outcome.

B.  GAS COST RECOVERY PROCEEDINGS

      Prior to January 1999, the Gas Cost Recovery (GCR) process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected, and as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon's Regulatory Reform Plan in January 1999.

      In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


that 1998 gas costs were reasonable and prudent and that the MPSC will approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sale rates.

3.    PROPERTY WRITE-DOWN

      As discussed in MichCon's 1998 Annual Report on Form 10-K, MichCon recognized a $24,800,000 pre-tax loss ($11,200,000 net of taxes and minority interest) from the write-down of a gas gathering pipeline system in the third quarter of 1998. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system's carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

4.    GAS IN INVENTORY

      Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 30.0 Bcf and 32.9 Bcf of gas was included in inventory at March 31, 1999 and 1998, respectively.

5.    CONTINGENCIES

      MichCon is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between MichCon and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management's belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MichCon's financial statements.

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


                                   MICHIGAN CONSOLIDATED GAS COMPANY


Date: May 17, 1999                 By:   /s/  Harold Gardner
                                      ----------------------------------
                                                    Harold Gardner
                                                Vice President and
                                              Chief Accounting Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

     12.1 Michigan Consolidated Gas Company and Subsidiaries Computation of Ratio of Earnings to fixed charges

     27                       Financial Data Schedule