Form 10-Q
period 1999-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1999-08-16
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999,

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 1-7310

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-0478040
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

500 Griswold Street, Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 313-965-2430

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

Yes [X]               No [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of July  30, 1999:

Common Stock, par value $1.00 per share: 10,300,000

Index to Form 10-Q

For Quarter Ended June 30, 1999

		Page
		Number

COVER		i

INDEX		ii

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE		18

ii

Michigan Consolidated Gas Company and Subsidiaries
Management’s Discussion and Analysis

Results of Operations

      Results reflect earnings from new gas sales program  — MichCon’s earnings were $8.2 million and $92.1 million for the 1999 second quarter and six-month period, respectively, resulting in increases of $5.2 million and $27.5 million from the comparable 1998 periods. Earnings for the 1999 twelve-month period were $104.4 million, which included an $11.2 million write-down (net of taxes and minority interest) of a gas gathering pipeline (Note 3). Excluding the write-down, earnings for the 1999 twelve-month period were $115.6 million, an increase of $35.1 million over the corresponding 1998 period. The earnings improvement for all 1999 periods reflects contributions from the new gas sales program as subsequently discussed. The 1999 six-month period also reflects the impact of more favorable weather.

Earnings Components (Dollars in Millions)

Comparing 1999 to 1998

	Quarter		Six Months		Twelve Months

	$	%	$	%	$	%
	Change	Change	Change	Change	Change	Change

Operating Revenues	12.8	7.4	81.6	13.6	(3.2)	(.3)
Cost of Gas	2.9	5.0	33.7	12.2	(35.8)	(6.9)
Gross Margin	9.9	8.6	47.9	14.7	32.6	5.5
Operation and Maintenance	2.1	3.4	7.4	6.0	(3.4)	(1.3)
Depreciation and Depletion	1.3	5.4	3.4	7.5	(1.4)	(1.4)
Property and Other Taxes	(1.3)	(9.0)	(.1)	(.2)	(2.8)	(4.7)
Write-down of Gathering Property (Note 3)	—	—	—	—	24.8	—
Other Income and Deductions	.6	5.4	(1.8)	(7.1)	(8.1)	(16.2)
Income Before Income Taxes	7.2	145.8	39.1	39.0	23.6	18.4
Income Tax Provision	2.0	106.3	11.6	32.6	(.3)	(.6)
Net Income	5.2	171.0	27.5	42.5	23.9	29.6

Gross Margin

      Gross margin (operating revenues less cost of gas) increased $9.9 million, $47.9 million and $32.6 million in the 1999 quarter, six- and twelve-month periods, respectively. The increase is due primarily to margins generated under MichCon’s new three-year gas sales program, which is part of its Regulatory Reform Plan (Note 2a). Under the gas sales program that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins in each of the three years.

Management’s Discussion and Analysis (Continued)

      Gross margins for the 1999 six-month period also reflect higher gas sales resulting from colder weather compared to the same 1998 period. Additionally, gross margins for all 1999 periods reflect revenues from the continued growth in other gas-related services.

      MichCon’s operations are seasonal, with gross margins and earnings concentrated in the first and fourth quarters of each calendar year. By the end of the first quarter, the heating season is largely over, and MichCon typically incurs substantially reduced gross margins and earnings in the second quarter and losses in the third quarter. The seasonal nature of MichCon’s operations is expected to be more pronounced as a result of its new gas sales program.

Effect of Weather on Gas Markets and Earnings

	Quarter		Six Months		Twelve Months

	1999	1998	1999	1998	1999	1998

Percent Warmer Than Normal	(21.4)%	(24.8)%	(7.8)%	(20.1)%	(11.6)%	(12.9)%

Decrease From Normal in:
Gas Markets (Bcf)	(5.3)	(6.1)	(10.4)	(25.3)	(25.4)	(26.2)
Net Income (Millions)	$(5.1)	$(5.3)	$(10.3)	$(22.0)	$(23.7)	$(22.8)

      Gas Sales and End User Transportation revenues in total increased by $14.5 million and $85.0 million for the 1999 quarter and six-month period, respectively, and decreased by $4.9 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased by .2 billion cubic feet (Bcf) and 12.6 Bcf in the current quarter and six-month period, respectively, and decreased by .5 Bcf in the 1999 twelve-month period. The fluctuations in gas sales and end user transportation deliveries were due primarily to weather, which was colder in all the 1999 periods compared to the corresponding 1998 periods. The effect of more favorable weather on deliveries in the 1999 twelve-month period was more than offset by a decrease in end user transportation deliveries as a result of the temporary shutdown of an industrial customer’s plant.

      Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.20 per Mcf (7%) and $.18 per Mcf (6%) for the 1999 quarter and six-month period, respectively, and decreased $.12 per Mcf (4%) for the 1999 twelve-month period.

Management’s Discussion and Analysis (Continued)

	Quarter		Six Months		Twelve Months

	1999	1998	1999	1998	1999	1998

Gas Markets (Millions)
Gas Sales	$133.0	$123.6	$568.7	$490.5	$902.0	$913.2
End User Transportation	23.3	18.2	50.0	43.2	88.8	82.5
Intermediate Transportation	13.9	15.9	28.6	33.8	58.0	60.9
Other	15.4	15.1	36.3	34.5	66.5	61.8

	$185.6	$172.8	$683.6	$602.0	$1,115.3	$1,118.4

Gas Markets (Bcf)
Gas Sales	23.6	24.2	114.6	102.8	180.7	180.6
End User Transportation	31.8	31.0	74.2	73.4	140.8	141.4

	55.4	55.2	188.8	176.2	321.5	322.0
Intermediate Transportation	135.0	148.4	262.3	296.9	503.0	601.1

	190.4	203.6	451.1	473.1	824.5	923.1

      Additionally, gas sales and end user transportation revenues in total were impacted by MichCon’s three-year customer choice program, which is also part of its Regulatory Reform Plan. Under the customer choice program that began in April 1999, approximately 70,000 or 6% of its customers are purchasing natural gas from suppliers other than MichCon. However, MichCon continues to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. MichCon’s customers who have chosen to purchase their gas from other suppliers are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates.

      Intermediate Transportation revenues decreased $2.0 million, $5.2 million and $2.9 million in the 1999 quarter, six- and twelve-month periods, respectively. Intermediate transportation revenues reflect lower off-system volumes of 13.4 Bcf, 34.6 Bcf and 98.1 Bcf in the 1999 quarter, six- and twelve-month periods, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues for all 1999 periods is due in part to an adjustment in 1998 of revenues related to fees generated from tracking the transfer of gas title on MichCon’s transportation system. The decrease for all 1999 periods is also due to customers shifting volumes from a higher rate to a lower rate transportation route.

Management’s Discussion and Analysis (Continued)

      Other Operating Revenues increased $.3 million, $1.8 million and $4.7 million in the 1999 quarter, six- and twelve-month periods, respectively. The improvements are due to an increase in facility development and appliance maintenance services, late payment fees and other gas-related services.

Cost of Gas

      Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 2b), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

      Cost of gas sold increased $2.9 million and $33.7 million in the 1999 quarter and six-month period, respectively, and decreased $35.8 million in the 1999 twelve-month period. The increase in the current quarter and six-month period was due primarily to higher weather-driven sales volumes. Cost of gas sold was also impacted by a decrease in average prices paid of $.05 per Mcf (2%) in the 1999 six-month period and $.27 per Mcf (9%) in the current twelve-month period. Prices paid for gas sold in the 1999 second quarter increased by $.01 per Mcf.

Operation and Maintenance

      Operation and maintenance expenses increased $2.1 million and $7.4 million in the 1999 quarter and six-month period, respectively, and decreased $3.4 million in the 1999 twelve-month period. The increase in the 1999 quarter and six-month period is due in part to additional computer system support costs associated with MichCon’s new customer information system as well as advertising costs associated with MichCon’s new gas sales program. Additionally, the 1999 quarter increase reflects higher uncollectible gas accounts expense due to higher gas sales revenues. The decrease in the 1999 twelve-month period is due to lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense. The 1998 six-and twelve-month periods benefited from an interstate pipeline company refund.

Depreciation and Depletion

      Depreciation and depletion increased $1.3 million and $3.4 million in the 1999 quarter and six-month period, respectively, and decreased $1.4 million in the 1999 twelve-month period. Depreciation on higher plant balances impacted all 1999 periods. Additionally, the twelve-

Management’s Discussion and Analysis (Continued)

month period comparison reflects the effect of lower depreciation rates for MichCon’s utility property, plant and equipment that became effective in January 1998.

Property and Other Taxes

      Property and other taxes decreased $1.3 million, $.1 million and $2.8 million in the 1999 quarter, six- and twelve-month periods, respectively. The improvement in all 1999 periods is attributable to lower property taxes. The 1999 quarter and twelve-month periods were also impacted by lower Michigan Single Business Tax resulting from an increase in capital acquisition deductions.

Write-Down of Gathering Property

      The property write-down of $24.8 million in the 1999 twelve-month period represents the impairment of a Michigan gas gathering system (Note 3).

Other Income and Deductions

      Other income and deductions increased $.6 million in the 1999 quarter, and decreased $1.8 million and $8.1 million in the current six- and twelve-month periods, respectively. All 1998 periods were impacted by gains from the sale of property. The 1999 quarter and twelve-month period include slightly higher interest costs. Other income and deductions in the 1999 twelve-month period also include a change in minority interest reflecting the joint venture partners’ share of the write-down of the gas gathering properties (Note 3).

Income Taxes

      Income taxes for all 1999 periods were impacted by an increase in pre-tax earnings. Income tax comparisons for the 1999 six- and twelve-month periods were also affected by the favorable resolution of prior years’ tax issues as well as the flow-through effect of certain book-to-tax temporary differences. The 1998 six- and twelve-month periods include stock-related tax benefits.

Capital Resources and Liquidity

	Six Months

	1999	1998

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):
Operating activities	$222.6	$286.6
Financing activities	(159.7)	(206.8)
Investing activities	(58.7)	(74.1)

Net Increase in Cash and Cash Equivalents	$4.2	$5.7

Management’s Discussion and Analysis (Continued)

Operating Activities

      MichCon’s cash flow from operating activities decreased $64.0 million during the 1999 six-month period as compared to the same 1998 period. The decrease was due primarily to higher working capital requirements, partially offset by higher earnings, after adjusting for non-cash items (depreciation and deferred taxes).

Financing Activities

      MichCon’s cash used for financing activities decreased $47.1 million in the 1999 six-month period as compared to the same 1998 period due primarily to less short-term and long-term debt being repaid in 1999.

      MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. The 364-day facility was renewed in July 1999. During the first six months of 1999, MichCon repaid $194.1 million of commercial paper, leaving borrowings of $24.3 million outstanding under this program at June 30, 1999.

      During the 1999 quarter, MichCon issued $110 million of senior debt (Note 6) and repaid $50 million of first mortgage bonds.

Investing Activities

      MichCon’s cash used for investing activities decreased $15.4 million in the 1999 six-month period as compared to the same 1998 period. The decrease was due to lower capital expenditures, primarily related to the 1998 period including the purchase of an office building previously leased. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

      It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

Management’s Discussion and Analysis (Continued)

Outlook

      MichCon’s strategy is to aggressively expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

      MichCon has begun, and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program which is designed to offer all sales customers added choices and greater price certainty. Beginning April 1, 1999, a limited number of customers have the option of purchasing natural gas from suppliers other than MichCon. However, MichCon will continue to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. The impact of weather and expenses incurred in the second half of 1999 will determine the actual amount of profit, if any, to be shared with customers.

Year 2000

      As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory — identification of the components of MichCon’s systems, equipment and facilities; ii) assessment — assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation — upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing — verifying items remediated. MichCon is on schedule to have its mission critical business systems, and measurement and control systems (including embedded microprocessors) Year 2000 ready as detailed below. The extension of the program to September 1999 reflects MichCon’s determination that additional testing and remediation is appropriate for some critical business and control systems for both MichCon

Management’s Discussion and Analysis (Continued)

and its vendors. The estimated completion status of these systems and the projected status for the future follows:

	Inventory	Assessment	Remediation	Testing

Business Systems:
June 30, 1999	100%	100%	90%	80%
September 30, 1999	100%	100%	100%	100%

Measurement and Control Systems:
June 30, 1999	100%	100%	98%	98%
September 30, 1999	100%	100%	100%	100%

      Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MichCon’s results of operation, liquidity and financial condition. The total costs are estimated to be between $3 million and $4 million, of which approximately $2.8 million was incurred through June 1999. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. New systems in process of being installed, as well as those installed over the past few years, are Year 2000 ready. These systems were necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

      MichCon anticipates a smooth transition to the Year 2000. However, the failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain business activities and operations. Such interruptions or failures could have a material adverse effect on MichCon’s results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of key operators, suppliers and government agencies, MichCon cannot certify that it will be unaffected by Year 2000 complications.

      In order to reduce its Year 2000 risk, MichCon is developing contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities continue to be tested under a “power outage” scenario and have achieved excellent results. Contingency plans will continue to be refined throughout 1999 as MichCon works with operators, suppliers and governmental agencies.

Market Risk Information

      As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon’s primary market risk arises from fluctuations in natural gas prices and interest rates. MichCon manages natural gas price and interest rate risk through the use of derivative instruments and limits the use of such instruments to hedging activities.

Management’s Discussion and Analysis (Continued)

Natural Gas Price Risk

      MichCon closely monitors and manages its exposure to natural gas price risk through a variety of risk management techniques. Natural gas swap agreements are used to manage MichCon’s exposure to the risk of market price fluctuations on natural gas purchase contracts. During the 1999 six-month period, there were no significant changes to MichCon’s natural gas price risk.

Interest Rate Risk

      MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs and risk, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 six-month period, there were no significant changes to MichCon’s interest rate risk.

New Accounting Pronouncements

Derivative and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

      SFAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities measured at their fair value, and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

      MichCon manages gas price risk and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MichCon’s financial statements are subject to fluctuations in the market value of hedging contracts, which are, in turn, affected by variations in gas prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

Management’s Discussion and Analysis (Concluded)

Forward-Looking Statements

      The Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 1998 Annual Report on Form 10-K.

      The Year 2000 disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act. Therefore, MichCon claims the full protections established by the Act.

Michigan Consolidated Gas Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Thousands of Dollars)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	1999	1998	1999	1998	1999	1998

Operating Revenues (Note 2)	$185,555	$172,787	$683,645	$602,014	$1,115,289	$1,118,448

Operating Expenses
Cost of gas	60,410	57,512	308,761	275,101	485,189	521,026
Operation and maintenance	63,942	61,868	131,488	124,090	259,795	263,231
Depreciation and depletion	24,758	23,492	49,366	45,937	96,312	97,715
Property and other taxes	12,700	13,953	31,162	31,255	55,345	58,064
Write-down of gathering property (Note 4)	—	—	—	—	24,800	—

Total operating expenses	161,810	156,825	520,777	476,383	921,441	940,036

Operating Income	23,745	15,962	162,868	125,631	193,848	178,412

Other Income and (Deductions)
Interest income	946	822	1,945	1,934	5,699	4,107
Interest on long-term debt	(11,525)	(10,513)	(22,491)	(22,719)	(44,656)	(45,931)
Other interest expense	(1,181)	(1,891)	(3,836)	(5,148)	(10,801)	(9,063)
Minority interest	(266)	(398)	(523)	(1,143)	6,347	(2,092)
Equity in earnings of joint ventures	572	361	1,013	950	2,009	1,508
Other	(177)	585	287	706	(601)	1,345

Total other income and (deductions)	(11,631)	(11,034)	(23,605)	(25,420)	(42,003)	(50,126)

Income Before Income Taxes	12,114	4,928	139,263	100,211	151,845	128,286

Income Tax Provision	3,949	1,914	47,125	35,533	47,409	47,712

Net Income Available for Common Stock	$8,165	$3,014	$92,138	$64,678	$104,436	$80,574

Consolidated Statement of Retained Earnings (Unaudited)

(Thousands of Dollars)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	1999	1998	1999	1998	1999	1998

Balance — Beginning of Period	$472,440	$436,989	$406,144	$375,325	$440,003	$359,429
Add — Net income	8,165	3,014	92,138	64,678	104,436	80,574

	480,605	440,003	498,282	440,003	544,439	440,003
Deduct — Cash dividends declared	—	—	17,500	—	63,657	—
— Other	—	—	177	—	177	—

Balance — End of Period	$480,605	$440,003	$480,605	$440,003	$480,605	$440,003

The notes to the consolidated financial statements are an integral part of these statements.

Michigan Consolidated Gas Company and Subsidiaries

Consolidated Statement of Financial Position (Unaudited)
(Thousands of Dollars)

	June 30,
			December 31,
	1999	1998	1998

Assets

Current Assets
Cash and cash equivalents	$10,823	$20,032	$6,603
Accounts receivable, less allowance for doubtful accounts of $13,492, $14,132 and $8,928, respectively	142,017	136,248	142,818
Accrued unbilled revenues	20,302	15,500	86,767
Gas in inventory	43,892	35,617	56,969
Property taxes assessed applicable to future periods	48,473	43,152	71,165
Other	34,512	28,408	30,169

	300,019	278,957	394,491

Deferred Charges and Other Assets
Investment in and advances to joint ventures	19,853	20,436	19,343
Long term investments	66,202	36,532	65,556
Deferred environmental costs	28,404	27,934	28,169
Prepaid benefit costs	134,590	95,008	113,879
Other	66,758	52,612	59,007

	315,807	232,522	285,954

Property, Plant and Equipment (Note 4)	2,942,856	2,843,708	2,889,020
Less — Accumulated depreciation and depletion	1,445,967	1,356,842	1,396,940

	1,496,889	1,486,866	1,492,080

	$2,112,715	$1,998,345	$2,172,525

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable	$89,662	$89,329	$98,891
Notes payable	28,319	4,067	221,169
Current portion of long-term debt and capital lease obligations	46,135	58,204	58,288
Gas inventory equalization (Note 1)	22,774	15,478	—
Federal income, property and other taxes payable	86,097	80,931	61,059
Deferred gas cost recovery revenues	—	29,139	14,980
Exchange gas payable	20,845	26,998	25,337
Customer deposits	15,830	14,900	18,769
Other	43,125	37,241	67,222

	352,787	356,287	565,715

Deferred Credits and Other Liabilities
Deferred income taxes	103,198	89,549	88,567
Unamortized investment tax credit	28,823	31,823	29,784
Tax benefits amortizable to customers	128,869	123,444	130,120
Accrued environmental costs	31,704	32,000	32,000
Minority interest	8,363	16,600	8,201
Other	51,663	43,926	51,460

	352,620	337,342	340,132

Long-Term Debt, Including Capital Lease Obligations (Note 1)	686,004	624,014	619,835

Contingencies (Note 6)

Common Shareholder’s Equity
Common stock	10,300	10,300	10,300
Additional paid-in capital	230,399	230,399	230,399
Retained earnings	480,605	440,003	406,144

	721,304	680,702	646,843

	$2,112,715	$1,998,345	$2,172,525

The notes to the consolidated financial statements are an integral part of this statement.

Michigan Consolidated Gas Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)
(Thousands of Dollars)

	Six Months Ended
	June 30,

	1999	1998

Cash Flow From Operating Activities
Net income	$92,138	$64,678

Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation and depletion
Per statement of income	49,366	45,937
Charged to other accounts	4,390	3,991
Deferred income taxes — current	(11,003)	(12,096)
Deferred income taxes and investment tax credit — net	12,419	5,244
Other	(1,388)	(3,045)
Changes in assets and liabilities, exclusive of changes shown separately	76,700	181,909

Net cash provided from operating activities	222,622	286,618

Cash Flow From Financing Activities
Notes payable — net	(192,850)	(237,624)
Issuance of long-term debt (Note 6)	106,535	153,052
Cash dividend paid applicable to common stock	(17,500)	—
Retirement of long-term debt	(55,918)	(122,263)

Net cash used for financing activities	(159,733)	(206,835)

Cash Flow From Investing Activities
Notes receivable — affiliate — net	(1,669)	—
Capital expenditures	(58,097)	(74,503)
Other — net	1,097	399

Net cash used for investing activities	(58,669)	(74,104)

Net Increase in Cash and Cash Equivalents	4,220	5,679

Cash and Cash Equivalents, January 1	6,603	14,353

Cash and Cash Equivalents, June 30	$10,823	$20,032

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable — net	$(609)	$57,377
Gas inventory equalization	22,774	15,478
Accrued/deferred gas cost recovery revenues	(15,153)	42,001
Accrued unbilled revenues	66,465	76,396
Gas in inventory	13,077	4,584
Property taxes assessed applicable to future periods	22,692	21,675
Accounts payable	(9,229)	(40,928)
Federal income, property and other taxes payable	25,038	2,301
Exchange gas payable	(4,492)	24,935
Other current assets and liabilities	(18,647)	(12,890)
Prepaid benefit costs	(20,711)	(9,218)
Deferred assets and liabilities	(4,505)	198

	$76,700	$181,909

Supplemental Disclosures

Cash paid for:
Interest, net of amounts capitalized	$30,314	$29,174

Federal income taxes	$13,224	$12,541

The notes to the consolidated financial statements are an integral part of this statement.

Michigan Consolidated Gas Company and Subsidiaries

Notes to the Consolidated Financial Statements

1.  General

      The accompanying consolidated financial statements should be read in conjunction with MichCon’s 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform with the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

      Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.  Regulatory Matters

      a.  Regulatory Reform Plan

As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a new three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 billion cubic feet (Bcf) in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services. Various parties have appealed the Michigan Public Service Commission’s (MPSC) approval of the plan. While management believes the plan will be upheld on appeal, there can be no assurance as to the outcome.

      b.  Gas Cost Recovery Proceedings

Prior to January 1999, the Gas Cost Recovery (GCR) process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected, and as a result, whether a refund or surcharge, including interest, was

Notes to the Consolidated Financial Statements (Continued)

required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999.

In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC will approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

3.  Property Write-Down

      As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon recognized a $24,800,000 pre-tax loss ($11,200,000 net of taxes and minority interest) from the write-down of a gas gathering pipeline system in the third quarter of 1998. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

4.  Gas in Inventory

      Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas for net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed. Approximately 58.9 Bcf and 57.8 Bcf of gas was included in inventory at June 30, 1999 and 1998, respectively.

5.  Lines of Credit

      MichCon has established credit lines that allow for borrowing of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. These credit lines totaling $300,000,000 support MichCon’s commercial paper program. The 364-day facility was renewed in July 1999.

6.  Long-Term Debt

      In June 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and $55,000,000 of 6.85% senior secured notes, due June 2039. The notes are insured by a financial guaranty insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable on or after June 1, 2004.

Notes to the Consolidated Financial Statements (Concluded)

7.  Contingencies

      MichCon is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between MichCon and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. It is management’s belief, after discussion with legal counsel, that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MichCon’s financial statements.

Other Information

Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges
27-1	Financial Data Schedule

      (b)  Reports on Form 8-K

Registrant filed a report on Form 8-K dated June 14, 1999, under Item 5, with respect to the offering of its 6.85% Senior Secured Insured Quarterly Notes due 2038 and its 6.85% Senior Notes due 2039 pursuant to the registration statement on Form S-3 (No. 333-56333) filed with the Securities and Exchange Commission under the Securities Act of 1933. The following documents were filed as exhibits thereto:

•	Purchase agreement dated June 4, 1999 with respect to the Senior Secured Insured Quarterly Notes due 2038

•	Purchase agreement dated June 4, 1999 with respect to the Senior Notes due 2039

•	Second Supplemental Indenture dated as of June 9, 1999 to the Senior Debt Securities Indenture dated as of June 1, 1998 between registrant and Citibank, N.A.

•	Consent of PricewaterhouseCoopers LLP with respect to the Senior Secured Insured Quarterly Notes due 2038

•	Consent of PricewaterhouseCoopers LLP with respect to the Senior Notes due 2039

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

By:	/s/ ROBERT KASLIK

Robert Kaslik
Controller

Date: August 16, 1999

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Changes
27-1	Financial Data Schedule