Form 10-Q
period 1999-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 1999-11-12
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-7310

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478040 (I.R.S. Employer Identification No.)

500 Griswold Street, Detroit, Michigan (Address of principal executive offices)	48226 (Zip Code)

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

Yes [X]               No [   ]

     Number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 1999:

Common Stock, par value $1.00 per share: 10,300,000

Index to Form 10-Q

For Quarter Ended September 30, 1999

		Page
		Number

COVER		i

INDEX		ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE		18

ii

Michigan Consolidated Gas Company and Subsidiaries
Management’s Discussion and Analysis

Results of Operations

      Results reflect seasonal loss and higher operating costs  — MichCon reported a net loss of $13.5 million for the 1999 third quarter compared to a net loss of $18.3 million for the same 1998 period. MichCon typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Earnings in the 1999 nine- and twelve-month periods increased by $32.3 million and $31.0 million, respectively, over the comparable 1998 periods. Earnings in all three 1998 periods were unfavorably affected by a $24.8 million write-down ($11.2 million net of taxes and minority interest) of certain gas gathering properties (Note 4). Excluding the write-down, MichCon’s earnings declined by $6.4 million for the 1999 quarter, and improved by $21.1 million and $19.8 million in the 1999 nine- and twelve-month periods, respectively. The 1999 quarter reflects higher operating costs. The earnings improvements for the 1999 nine- and twelve-month periods reflect contributions from the new gas sales program as subsequently discussed. Additionally, all 1999 periods reflect the impact of more favorable weather.

Earnings Components (Dollars in Millions)

Comparing 1999 to 1998

	Quarter		Nine Months		Twelve Months

	$	%	$	%	$	%
	Change	Change	Change	Change	Change	Change

Operating Revenues	.2	.2	81.8	11.3	(6.3)	(.6)

Cost of Gas	(3.0)	(9.5)	30.7	10.0	(42.1)	(8.0)

Gross Margin	3.2	3.5	51.1	12.2	35.8	6.0

Operation and Maintenance	5.1	8.8	12.5	6.9	8.0	3.1

Depreciation and Depletion	1.2	5.3	4.6	6.7	3.0	3.2

Property and Other Taxes	.1	.7	—	—	(2.1)	(3.6)

Write-down of Gathering Properties (Note 4)	(24.8)	N/A	(24.8)	N/A	(24.8)	N/A

Other Income and Deductions	10.0	307.5	8.1	28.5	9.7	23.0

Income Before Income Taxes	11.6	39.7	50.7	71.4	42.0	34.5

Income Tax Provision	6.8	62.4	18.4	74.7	11.0	25.4

Net Income or Loss	4.8	26.2	32.3	69.6	31.0	39.6

Gross Margin

      Gross margin (operating revenues less cost of gas) increased $3.2 million, $51.1 million and $35.8 million in the 1999 quarter, nine- and twelve-month periods, respectively. The increase is due primarily to margins generated under MichCon’s new three-year gas sales program, which is part of its Regulatory Reform Plan (Note 3a). Under the gas sales program

Management’s Discussion and Analysis (Continued)

that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins in each of the three years.

      Gross margins for all three 1999 periods also reflect higher gas sales resulting from more normal weather, especially the 1999 nine-month period that was 13.1% colder than the same 1998 period. Additionally, gross margins for all 1999 periods reflect revenues from the continued growth in other gas-related services.

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

Effect of Weather on Gas Markets and Earnings

	Quarter		Nine Months		Twelve Months

	1999	1998	1999	1998	1999	1998

Percent Warmer Than Normal	N/M	N/M	(8.5)%	(21.6)%	(10.7)%	(14.5)%

Decrease From Normal in:

Gas Markets (Bcf)	(.7)	(1.5)	(11.1)	(26.7)	(24.6)	(27.4)

Net Income (Millions)	$(.7)	$(1.1)	$(11.0)	$(23.1)	$(23.2)	$(23.7)

N/M — not meaningful

      Gas sales and end user transportation revenues in total increased by $.2 million and $85.2 million for the 1999 quarter and nine-month period, respectively, and decreased by $6.0 million for the 1999 twelve-month period. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased in total by 1.8 billion cubic feet (Bcf), 14.5 Bcf and 2.7 Bcf in the current quarter, nine- and twelve-month periods, respectively. The higher gas sales and end user transportation deliveries were due primarily to weather, which was colder in all the 1999 periods compared to the corresponding 1998 periods.

      Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales rate increased $.58 per Mcf

Management’s Discussion and Analysis (Continued)

(24%) and $.23 per Mcf (8%) for the 1999 quarter and nine-month period, respectively, and decreased $.08 per Mcf (3%) for the 1999 twelve-month period.

	Quarter		Nine Months		Twelve Months

	1999	1998	1999	1998	1999	1998

Gas Markets (Millions)
Gas Sales	$73.0	$78.6	$641.6	$569.0	$896.4	$914.1
End User Transportation	22.4	16.6	72.4	59.8	94.6	82.9
Intermediate Transportation	14.1	14.5	42.8	48.4	57.6	62.6
Other	13.1	12.7	49.5	47.2	66.9	62.2

	$122.6	$122.4	$806.3	$724.4	$1,115.5	$1,121.8

Gas Markets (Bcf)
Gas Sales	10.2	12.4	124.8	115.1	178.5	179.2
End User Transportation	32.7	28.7	106.9	102.1	144.8	141.4

	42.9	41.1	231.7	217.2	323.3	320.6
Intermediate Transportation	128.3	133.9	390.7	430.8	497.5	570.2

	171.2	175.0	622.4	648.0	820.8	890.8

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

      Intermediate transportation revenues decreased $.4 million, $5.6 million and $5.0 million in the 1999 quarter, nine- and twelve-month periods, respectively. Intermediate transportation revenues reflect lower off-system volumes of 5.6 Bcf, 40.1 Bcf and 72.7 Bcf in the 1999 quarter, nine- and twelve-month periods, respectively. A significant portion of the volume decrease was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease for all 1999 periods is due to customers shifting volumes from a higher rate to a lower rate transportation route. The decrease in intermediate transportation revenues for the 1999 nine- and twelve-month periods is also due in part to an adjustment in 1998 of revenues related to fees generated from tracking the transfer of gas title on MichCon’s transportation system.

Management’s Discussion and Analysis (Continued)

      Other operating revenues increased $.4 million, $2.3 million and $4.7 million in the 1999 quarter, nine- and twelve-month periods, respectively. The improvements are due to an increase in facility development and appliance maintenance services, late payment fees and other gas-related services.

Cost of Gas

      Cost of gas is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998 (Note 3b), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

      Cost of gas sold decreased $3.0 million and $42.1 million in the 1999 quarter and twelve-month period, respectively, and increased $30.7 million in the 1999 nine-month period. Cost of gas sold for all 1999 periods was affected by a reduction in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s customer choice program. As previously discussed, MichCon maintains its previously existing sales margins on these services by continuing to transport and deliver the gas to the customers’ premises.

      The increase in the current nine-month period was due primarily to higher weather-driven sales volumes. Cost of gas sold was also impacted by average prices paid, which increased $.42 per Mcf (18%) in the current quarter and decreased $.25 per Mcf (8%) in the current twelve-month period. Prices paid for gas sold in the 1999 nine-month period were flat compared to the same 1998 period.

Operation and Maintenance

      Operation and maintenance expenses increased $5.1 million, $12.5 million and $8.0 million in the 1999 quarter, nine- and twelve-month periods, respectively. The increase in the 1999 quarter and nine-month period is due to higher employee benefit costs. The increase in all 1999 periods also reflects additional computer system support costs associated with MichCon’s new customer information system as well as advertising costs associated with MichCon’s new gas sales program. The 1998 nine- and twelve-month periods benefited from an interstate pipeline company refund.

Management’s Discussion and Analysis (Continued)

Depreciation and Depletion

      Depreciation and depletion increased $1.2 million, $4.6 million and $3.0 million in the 1999 quarter, nine- and twelve-month periods, respectively. Depreciation on higher plant balances impacted all 1999 periods. The increase in all 1999 periods was tempered by the effect of lower depreciation rates for MichCon’s utility property, plant and equipment that became effective in January 1998.

Property and Other Taxes

      Property and other taxes increased $.1 million in the 1999 quarter and decreased $2.1 million in the 1999 twelve-month period. The improvement in the 1999 twelve-month period is attributable to lower Michigan Single Business Taxes resulting from an increase in capital acquisition deductions.

Write-down of Gathering Properties

      The properties write-down of $24.8 million in the 1998 periods represents the impairment of a Michigan gas gathering system (Note 4).

Other Income and Deductions

      Other income and deductions increased $10.0 million, $8.1 million and $9.7 million in the 1999 quarter, nine-and twelve-month periods, respectively. All 1998 periods include a change in minority interest reflecting the joint venture partners’ share of the write-down of the gas gathering system (Note 4). The 1998 nine- and twelve-month periods were also impacted by gains from the sale of property. The 1999 quarter and twelve-month periods include slightly higher interest costs.

Income Taxes

      Income taxes increased $6.8 million, $18.4 million and $11.0 million in the 1999 quarter, nine- and twelve-month periods, respectively, reflecting an increase in pre-tax earnings. The increase for all 1999 periods is also due to the flow-through effect of certain book-to-tax temporary differences. Additionally, income tax comparisons for the 1999 nine- and twelve-month periods were affected by the favorable resolution of prior years’ tax issues.

Management’s Discussion and Analysis (Continued)

Capital Resources and Liquidity

	Nine Months

	1999	1998

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):

Operating activities	$177.3	$218.0

Financing activities	(76.1)	(8.9)

Investing activities	(95.9)	(212.8)

Net Increase (Decrease) in Cash and Cash Equivalents	$5.3	$(3.7)

Operating Activities

      MichCon’s cash flow from operating activities decreased $40.7 million during the 1999 nine-month period as compared to the same 1998 period. The decrease was due primarily to higher working capital requirements, partially offset by higher earnings, after adjusting for non-cash items (depreciation, deferred taxes and the properties write-down).

Financing Activities

      MichCon’s cash used for financing activities increased $67.2 million in the 1999 nine-month period as compared to the same 1998 period due primarily to less debt being issued in 1999.

      MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility. The 364-day facility was renewed in July 1999. During the first nine months of 1999, MichCon repaid $88.7 million of commercial paper, leaving borrowings of $129.6 million outstanding under this program at September 30, 1999.

      During 1999, MichCon issued $110 million of senior debt (Note 6) and repaid $68 million of first mortgage bonds.

Investing Activities

      MichCon’s cash used for investing activities decreased $116.9 million in the 1999 nine-month period as compared to the same 1998 period. The comparison reflects a $107.4 million loan in the third quarter of 1998 to MCN Energy Group Inc., MichCon’s parent company, that was subsequently collected in the 1998 fourth quarter. Also affecting the

Management’s Discussion and Analysis (Continued)

comparison were higher capital expenditures in the 1998 period which included the purchase of an office building previously leased. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

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

      MichCon has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently implementing its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 10 Bcf in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon continues to transport and deliver the gas to the customers’ premises at prices that maintain its previously existing sales margins on these services.

      The Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy has produced favorable margins through September 1999 and is likely to continue producing favorable margins through 2001. The level of margins generated from selling gas will be affected by the number of customers choosing to purchase gas from suppliers other than MichCon under the three-year customer choice program.

      Also beginning in 1999, an income sharing mechanism allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. The impact of weather and expenses incurred in the fourth quarter of 1999 will determine the actual amount of profit, if any, to be shared with customers.

Management’s Discussion and Analysis (Continued)

Year 2000

      As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon has implemented a corporate-wide, four-phase Year 2000 approach consisting of: i) inventory — identification of the components of MichCon’s systems, equipment and facilities; ii) assessment — assessing Year 2000 readiness and prioritizing the risks of items identified in the inventory phase; iii) remediation — upgrading, repairing and replacing non-compliant systems, equipment and facilities; and iv) testing — verifying items remediated. MichCon has completed the Year 2000 implementation plan for its mission critical business systems and measurement and control systems (including embedded microprocessors), and therefore considers these systems Year 2000 ready. The completion status of these systems follows:

	Inventory	Assessment	Remediation	Testing

Business Systems:
September 30, 1999	100%	100%	100%	99%
October 31, 1999	100%	100%	100%	100%

Measurement and Control Systems:
September 30, 1999	100%	100%	100%	100%

      Costs associated with the Year 2000 issue are not expected to have a material adverse effect on MichCon’s results of operations, liquidity and financial condition. The total costs are estimated to be between $3 million and $4 million, of which approximately $3.1 million was incurred through September 1999. The anticipated costs are not higher due in part to the ongoing replacement of significant old systems. MichCon has made a substantial investment in new systems that were installed over the past few years that are Year 2000 ready, particularly its customer information system which was installed and functional in April 1999. The replacement of these systems and the customer information system, in particular, was necessary to maintain a high level of customer satisfaction and to respond to changes in regulation and increased competition within the energy industry.

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

      In order to reduce its Year 2000 risk, MichCon has completed the development of contingency plans for mission-critical processes in the event of a Year 2000 complication. Contingency plans for several essential gas transmission facilities were tested under a “power outage” scenario and have achieved excellent results. Completed contingency plans will continue to be enhanced

Management’s Discussion and Analysis (Continued)

throughout the remainder of 1999 as MichCon works with operators, suppliers and governmental agencies.

Market Risk Information

      As discussed in MichCon’s 1998 Annual Report on Form 10-K, MichCon’s primary market risk arises from fluctuations in natural gas prices and interest rates. MichCon manages natural gas price and interest rate risk through the use of derivative instruments and limits the use of such instruments to hedging activities.

Natural Gas Price Risk

      MichCon closely monitors and manages its exposure to natural gas price risk through a variety of risk management techniques. MichCon primarily manages natural gas price risk by entering into fixed-price contracts for a substantial portion of its expected gas supply requirements. Natural gas swap agreements are used to manage MichCon’s exposure to the risk of market price fluctuations on market-based natural gas purchase contracts. During the 1999 nine-month period, there were no significant changes to MichCon’s natural gas price risk.

Interest Rate Risk

      MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs and risk, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 1999 nine-month period, there were no significant changes to MichCon’s interest rate risk.

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

Management’s Discussion and Analysis (Concluded)

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

Michigan Consolidated Gas Company and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Thousands of Dollars)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	1999	1998	1999	1998	1999	1998

Operating Revenues	$122,635	$122,428	$806,280	$724,442	$1,115,496	$1,121,762

Operating Expenses
Cost of gas	28,187	31,143	336,948	306,244	482,233	524,321
Operation and maintenance	62,486	57,422	193,974	181,512	264,859	256,844
Depreciation and depletion	24,192	22,973	73,558	68,910	97,531	94,529
Property and other taxes	12,175	12,087	43,337	43,342	55,433	57,484
Write-down of gathering properties (Note 4)	—	24,800	—	24,800	—	24,800

Total operating expenses	127,040	148,425	647,817	624,808	900,056	957,978

Operating Income (Loss)	(4,405)	(25,997)	158,463	99,634	215,440	163,784

Other Income and (Deductions)
Interest income	916	1,639	2,861	3,573	4,976	4,602
Interest on long-term debt	(12,537)	(10,975)	(35,028)	(33,694)	(46,218)	(45,247)
Other interest expense	(1,184)	(2,001)	(5,020)	(7,149)	(9,984)	(10,031)
Minority interest (Note 4)	(282)	7,050	(805)	5,907	(985)	5,481
Equity in earnings of joint ventures	444	511	1,457	1,461	1,942	1,807
Other	(590)	529	(303)	1,235	(1,720)	1,108

Total other income and (deductions)	(13,233)	(3,247)	(36,838)	(28,667)	(51,989)	(42,280)

Income (Loss) Before Income Taxes	(17,638)	(29,244)	121,625	70,967	163,451	121,504

Income Tax Provision (Benefit)	(4,098)	(10,906)	43,027	24,627	54,217	43,232

Net Income (Loss) Available for Common Stock	$(13,540)	$(18,338)	$78,598	$46,340	$109,234	$78,272

Consolidated Statement of Retained Earnings (Unaudited)

(Thousands of Dollars)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	1999	1998	1999	1998	1999	1998

Balance — Beginning of Period	$480,605	$440,003	$406,144	$375,325	$421,665	$343,393
Add — Net income (loss)	(13,540)	(18,338)	78,598	46,340	109,234	78,272

	467,065	421,665	484,742	421,665	530,899	421,665
Deduct — Cash dividends declared	—	—	17,500	—	63,584	—
— Other	—	—	177	—	250	—

Balance — End of Period	$467,065	$421,665	$467,065	$421,665	$467,065	$421,665

The notes to the consolidated financial statements are an integral part of these statements.

Michigan Consolidated Gas Company and Subsidiaries

Consolidated Statement of Financial Position (Unaudited)
(Thousands of Dollars)

	September 30,		December 31,

	1999	1998	1998

Assets

Current Assets
Cash and cash equivalents	$11,880	$10,611	$6,603
Accounts receivable, less allowance for doubtful accounts of $14,396, $8,912 and $8,928, respectively	97,038	99,223	142,818
Accrued unbilled revenues	21,178	17,145	86,767
Gas in inventory	110,170	96,465	56,969
Property taxes assessed applicable to future periods	37,692	31,401	71,165
Notes receivable — affiliate	—	107,440	—
Other	38,609	29,296	30,169

	316,567	391,581	394,491

Deferred Charges and Other Assets
Investment in and advances to joint ventures	19,766	20,458	19,343
Long term investments	66,653	37,171	65,556
Deferred environmental costs	28,522	28,052	28,169
Prepaid benefit costs	146,534	103,814	113,879
Other	64,528	58,429	59,007

	326,003	247,924	285,954

Property, Plant and Equipment	2,973,747	2,845,717	2,889,020
Less — Accumulated depreciation and depletion	1,464,931	1,377,164	1,396,940

	1,508,816	1,468,553	1,492,080

	$2,151,386	$2,108,058	$2,172,525

Liabilities and Shareholder’s Equity

Current Liabilities
Accounts payable	$112,090	$67,591	$98,891
Notes payable (Note 5)	132,465	204,313	221,169
Current portion of long-term debt and capital lease obligations	28,059	58,066	58,288
Federal income, property and other taxes payable	51,591	41,223	61,059
Deferred gas cost recovery revenues	—	23,899	14,980
Exchange gas payable	5,763	28,520	25,337
Customer deposits	15,762	16,803	18,769
Other	59,764	51,637	67,222

	405,494	492,052	565,715

Deferred Credits and Other Liabilities
Deferred income taxes	104,778	84,652	88,567
Unamortized investment tax credit	28,258	31,362	29,784
Tax benefits amortizable to customers	136,906	132,676	130,120
Accrued environmental costs	27,373	32,000	32,000
Minority interest	8,570	9,349	8,201
Other	48,757	41,858	51,460

	354,642	331,897	340,132

Long-Term Debt, including capital lease obligations (Note 6)	683,486	621,745	619,835

Contingencies (Note 7)

Common Shareholder’s Equity
Common stock	10,300	10,300	10,300
Additional paid-in capital	230,399	230,399	230,399
Retained earnings	467,065	421,665	406,144

	707,764	662,364	646,843

	$2,151,386	$2,108,058	$2,172,525

The notes to the consolidated financial statements are an integral part of this statement.

Michigan Consolidated Gas Company and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)
(Thousands of Dollars)

	Nine Months Ended
	September 30,

	1999	1998

Cash Flow from Operating Activities
Net income	$78,598	$46,340

Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation and depletion
Per statement of income	73,558	68,910
Charged to other accounts	6,627	5,948
Write-down of gathering properties, net (Note 4)	—	11,200
Deferred income taxes — current	(19,284)	(11,889)
Deferred income taxes and investment tax credit — net	21,471	15,218
Other	(1,273)	(3,509)
Changes in assets and liabilities, exclusive of changes shown separately	17,646	85,817

Net cash provided from operating activities	177,343	218,035

Cash Flow from Financing Activities
Notes payable — net	(88,704)	(37,378)
Issuance of long-term debt (Note 6)	106,535	153,052
Cash dividend paid applicable to common stock	(17,500)	—
Retirement of long-term debt (Note 6)	(76,479)	(124,637)

Net cash used for financing activities	(76,148)	(8,963)

Cash Flow from Investing Activities
Notes receivable — affiliate — net	(430)	(107,440)
Capital expenditures	(94,296)	(105,179)
Other — net	(1,192)	(195)

Net cash used for investing activities	(95,918)	(212,814)

Net Increase (Decrease) in Cash and Cash Equivalents	5,277	(3,742)

Cash and Cash Equivalents, January 1	6,603	14,353

Cash and Cash Equivalents, September 30	$11,880	$10,611

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable — net	$44,197	$94,274
Accrued/deferred gas cost recovery revenues	(15,153)	36,761
Accrued unbilled revenues	65,589	74,751
Gas in inventory	(53,201)	(56,264)
Property taxes assessed applicable to future periods	33,473	33,426
Accounts payable	13,199	(62,666)
Federal income, property and other taxes payable	(9,468)	(37,407)
Exchange gas payable	(19,574)	26,457
Other current assets and liabilities	869	2,314
Prepaid benefit costs	(32,655)	(18,024)
Deferred assets and liabilities	(9,630)	(7,805)

	$17,646	$85,817

Supplemental Disclosures

Cash paid for:
Interest, net of amounts capitalized	$41,265	$38,164

Federal income taxes	$23,543	$17,181

The notes to the consolidated financial statements are an integral part of this statement.

Michigan Consolidated Gas Company and Subsidiaries

Notes to the Consolidated Financial Statements

1.  General

      The accompanying consolidated financial statements should be read in conjunction with MichCon’s 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 1999 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

      Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.  MCN Merger Agreement with DTE Energy Company

      MCN Energy Group Inc. (MCN), parent company of MichCon, and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors of both companies have unanimously approved the merger agreement. The transaction is subject to the approval of the shareholders of both companies, regulatory approvals and other customary merger conditions. The transaction is expected to close in six to nine months from the date of the merger agreement and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan.

3.  Regulatory Matters

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

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan is limited to 75,000 in 1999, 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants is 10 billion cubic feet (Bcf) in 1999, 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the

Notes to the Consolidated Financial Statements (Continued)

customers’ premises at prices that maintain its previously existing sales margins on these services. Various parties have appealed the Michigan Public Service Commission’s (MPSC) approval of the plan. While management believes the plan will be upheld on appeal, there can be no assurance as to the outcome.

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

4.  Property Write-Down

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

6.  Long-Term Debt

      In June 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and $55,000,000 of 6.85% senior secured notes, due June 2039. The notes are insured by a financial

Notes to the Consolidated Financial Statements (Concluded)

guaranty insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable at par on or after June 1, 2004.

      In September 1999, MichCon redeemed $18,000,000 of 9.125% first mortgage bonds which were due September 2004.

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

Robert Kaslik
Controller

Date: November 12, 1999

Index to Exhibits

Exhibit
Number	Description

12-1	Computation of Ratio of Earnings to Fixed Charges
27-1	Financial Data Schedule