Form 10-K405
period 1999-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2000-03-29
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

313-965-2430
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

      All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by MCN Energy Group Inc.

Documents Incorporated by Reference: None

GLOSSARY

Antrim Gas	Natural gas produced from shallow wells in the Devonian (Antrim) shale formations.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s customer choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

FERC	Federal Energy Regulatory Commission; a federal agency that determines the rates and regulations of interstate pipelines.

Gas Storage	The process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field or salt cavern.

GCR	Gas Cost Recovery; a process, in effect through 1998, by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, was allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of MCN.

MichCon Pipeline	MichCon Pipeline Co., a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

GLOSSARY (CONCLUDED)

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of natural gas.

/d	Added to various units of measure to denote units per day.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon’s business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets; (viii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; (ix) the timing, nature and impact of Year 2000 activities; and (x) the timing and completion of the pending merger.

PART I

ITEM 1. BUSINESS

Michigan Consolidated Gas Company (MichCon or the Company) is a Michigan corporation organized in 1898 and with its predecessors, has been in business for 150 years. MichCon, an indirect, wholly owned subsidiary of MCN Energy Group Inc. (MCN), is a natural gas utility primarily engaged in the distribution and transmission of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan. MichCon’s non-regulated operations are not significant.

MichCon serves approximately 1.2 million customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, and Muskegon metropolitan areas and in various other communities throughout Michigan. MichCon had approximately $2.3 billion in assets at December 31, 1999 and revenues of approximately $1.1 billion in 1999. On December 31, 1999, MichCon had 2,712 employees.

Pending Merger

MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. The transaction is expected to close in mid-2000.

Financial and Operating Information

MichCon’s earnings for 1999 were a record $106.3 million, an increase of $29.3 million from 1998 earnings of $77.0 million. The comparison was impacted by merger costs in 1999 and the write-down of certain gas gathering properties in 1998. The earnings improvement reflects contributions from MichCon’s new gas sales program that began in January 1999 as well as the impact of more favorable weather. The gas sales program allowed MichCon to continue its record of solid financial performance producing returns on equity of 15.4% in 1999, 12.2% in 1998 and 13.3% in 1997.

ITEM 1. BUSINESS (CONTINUED)

Excluding the write-down, MichCon had 1998 earnings of $88.2 million, an improvement of $9.2 million over 1997 earnings of $79.0 million. The earnings comparison was impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs.

For a detailed discussion of MichCon’s results of operations refer to “Item 7. Management’s Discussion &Analysis” (MD&A), page 19 of this report. A discussion of the services provided by MichCon, and the amount and percentage of revenue contributed from such services follows:

Revenue by Service
(in Thousands)	1999		1998		1997

Gas Sales	$907,471	79.9%	$823,746	79.7%	$1,062,794	84.8%

End User Transportation	103,556	9.1	82,016	7.9	84,516	6.7

Intermediate Transportation	57,783	5.1	63,218	6.1	55,221	4.4

Other	66,929	5.9	64,678	6.3	51,148	4.1

	$1,135,739	100.0%	$1,033,658	100.0%	$1,253,679	100.0%

•	Gas Sales-Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation-A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in MichCon’s experimental three-year customer choice program that began in April 1999. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize MichCon’s pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation-A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize MichCon’s gathering and high pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other-Includes revenues from providing appliance maintenance, facility development, meter reading, and other energy-related services.

MichCon expects to achieve modest revenue growth through initiatives to expand its gas markets, its residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems.

Operating Statistics (Bcf)	1999	1998	1997

Gas Sales	178.2	168.9	205.8

End User Transportation	151.7	140.1	145.0

Intermediate Transportation	531.9	537.5	586.4

	861.8	846.5	937.2

ITEM 1. BUSINESS (CONTINUED)

GAS SALES

Strategy and Competitive Environment

Competition in the gas sales market comes primarily from (1) other natural gas providers, and (2) alternative fuels such as electricity, propane and, to a lesser degree, oil and wood.

Other natural gas providers-MichCon has implemented its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program. The customer choice program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 billion cubic feet (Bcf) in 2000 and 30 Bcf in 2001.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature, and if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices which allow all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

Alternative fuels-Natural gas continues to be the preferred fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon’s service territories selects natural gas in new construction because of the convenience, cleanliness and price advantage of natural gas compared to propane, fuel oil and other alternative fuels.

MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan in order to achieve competitive financial results. To accomplish this, MichCon is positioning itself to respond to changes in regulation and increased competition by reducing its cost of operations, maintaining a safe and reliable system for customers, and focusing on meeting the needs of the marketplace.

Business Developments

MichCon was able to achieve record earnings during 1999, primarily as a result of margins generated under its new three-year gas sales program. As discussed in detail in the “Regulatory Reform Plan” section on page 8 of this report, the gas sales program allows MichCon to profit from its ability to purchase gas at less than $2.95 per thousand cubic feet (Mcf). Gas sales margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. Additionally, gas sales margins will be impacted if additional customers choose to purchase their gas from other suppliers.

The gas sales service in 1999 represented approximately 21% of total deliveries, 80% of total revenues and 65% of total gross margins.

ITEM 1. BUSINESS (CONTINUED)

END USER TRANSPORTATION

Strategy and Competitive Environment

The primary focus of competition in this market is cost and reliability. Some large commercial and industrial customers have the capacity to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for MichCon’s end user transportation service. In addition, some of these customers could bypass MichCon’s pipeline system and obtain gas directly from an interstate pipeline company. However, cost differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. Since 1988, only one of MichCon’s industrial customers has bypassed its distribution system. MichCon competes against alternative fuel sources by providing competitive pricing and reliable supply through the use of its extensive storage capacity.

Business Developments

As of December 1999, MichCon had end user transportation agreements with customers representing annual volumes of 159.4 Bcf. Approximately 69% of these volumes are under contracts that extend to 2001 or beyond and include the majority of the large, and most price-sensitive customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 2000 and relate to a large number of low-volume users with relatively low price sensitivity.

MichCon continues to be successful in converting customers’ facilities to natural gas from alternative fuels and in retaining those customers after conversion. Also, it has not experienced any significant fuel switching by its customers in recent years. In addition, almost all significant customers who could bypass MichCon’s systems are under long-term transportation contracts. In 1999, approximately 18 Bcf of MichCon’s end user transportation deliveries were to customers who chose natural gas over coal.

MichCon has implemented its experimental three-year customer choice program, and approximately 70,000 customers have chosen to purchase natural gas from suppliers other than MichCon in 1999. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises or homes. Accordingly, these customers will be reflected as end user transportation customers rather than gas sales customers.

In 1999, end user transportation services accounted for approximately 18% of total gas deliveries, 9% of total revenues and 16% of total gross margins.

INTERMEDIATE TRANSPORTATION

Strategy and Competitive Environment

MichCon’s extensive transmission pipeline system has enabled it to generate markets for transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies that range from 500 to 600 Bcf annually. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

ITEM 1. BUSINESS (CONTINUED)

MichCon is in an excellent position to increase revenues by facilitating the transportation of new supplies of western Canadian gas from Chicago to growing markets in eastern Canada and the Northeast United States. In December 1997, MichCon entered into a long-term facility lease of its Milford-to-Belle-River Pipeline to the Vector Pipeline Partnership. A MCN subsidiary has a 25% interest in the $500 million Vector pipeline project. The Vector pipeline is scheduled to be completed in November 2000, and will provide a transportation link for up to 1Bcf per day of new supply coming into the Chicago area to growing markets in eastern Canada and the Midwest and Northeast United States. MichCon is pursuing additional opportunities for transportation services that would further maximize the use of its transmission infrastructure.

Business Developments

In 1997, MichCon expanded the transportation capacity of its northern Michigan gathering system and further enhanced this gathering system by purchasing the 44-mile Thunder Bay pipeline. Additionally, MichCon placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle-River Pipeline. This loop has improved the overall reliability and efficiency of MichCon’s gas storage and transmission system by mitigating the risk associated with the disruption of the existing pipeline or other facilities used to supply gas to MichCon’s customers. The pipeline expansions and acquisitions were needed to meet increased demand for intermediate transportation services and to provide significant off-system transportation opportunities.

In 1999, intermediate transportation services accounted for approximately 61% of total gas deliveries, 5% of total revenues and 9% of total gross margins. While intermediate transportation volumes are a significant part of total deliveries, profit margins on this service are considerably less than margins on gas sales and end user transportation services.

Effect of Weather

MichCon’s gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and MichCon typically incurs substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The seasonal nature of MichCon’s operations has become more pronounced as a result of its new gas sales program. Refer to “Item 7. MD&A,” page 19 of this report for additional discussion relating to the effect of weather.

Gas Supply

MichCon obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada and Michigan) under agreements that vary in both pricing and terms. As a result of MichCon’s Regulatory Reform Plan, MichCon entered into new base supply contracts with its suppliers in 1998, ensuring price stability and supply reliability. MichCon’s geographic diversity of supply, coupled with its 124 Bcf of storage capacity, ensures it will be able to meet the requirements of its existing and future customers with reliable supplies of natural gas at a known cost. MichCon benefits from the Regulatory Reform Plan by being able to profit on the sale of gas as a result of: (1) the suspension of the Gas Cost Recovery (GCR) mechanism; and (2) its ability to purchase gas at less than $2.95 per Mcf, which is the fixed gas commodity component of its sales rate. MichCon has taken

ITEM 1. BUSINESS (CONTINUED)

advantage of this opportunity and secured a substantial portion of its expected warmer-than-normal supply requirements in 2000 and 2001 at prices that help ensure continued profit contributions. Refer to “Regulatory, Rate and Governmental Matters” that follows for a discussion regarding the Regulatory Reform Plan.

Following is a listing of MichCon’s sources of gas supply:

Gas Supply (Bcf)	1999	1998	1997

Long Term:

Michigan suppliers	99.4	94.4	97.7

Interstate suppliers	63.9	17.6	16.1

Canadian suppliers	29.9	25.9	28.2

Spot Market	1.2	26.5	57.2

Exchange Gas Receipts (Deliveries)	(7.5)	11.2	(2.3)

	186.9	175.6	196.9

MichCon has long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR was obligated to transport for MichCon up to 375 MMcf/d of supply through October 1999. Effective in November 1999, MichCon’s capacity with ANR was reduced to 285 MMcf/d. The capacity reduction results in roughly $13 million in annual cost savings. ANR capacity delivers 117.5 MMcf/d of supply sourced in the Gulf Coast, 117.5 MMcf/d sourced in the Midcontinent and 50 MMcf/d from Canada. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon, and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

MichCon has supply contracts with independent Michigan producers, which expire on various dates through 2007. Many of these contracts originally tied prices to spot market indices coupled with transport rates. As a result of an MPSC Order and individually negotiated settlements, MichCon has successfully amended a number of these contracts that were previously at above-market prices to a more competitive level.

At December 31, 1999, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices are generally at their lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlements, thereby reducing interstate pipeline charges. MichCon’s gas distribution system has a maximum daily send out capability of 3.0 Bcf, with the capacity to supply nearly 70% from underground storage.

ITEM 1. BUSINESS (CONTINUED)

Regulatory, Rate and Governmental Matters

MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. MichCon is subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

ITEM 1. BUSINESS (CONTINUED)

Regulatory Reform Plan: In April 1998, the MPSC approved MichCon’s Regulatory Reform Plan. The plan includes a comprehensive experimental three-year customer choice program open to all of MichCon’s 1.2 million residential and commercial customers, subject to annual caps on the level of participation. The customer choice program began April 1, 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas price component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Prior to 1999, MichCon did not generate earnings on the gas commodity portion of its operations. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy has produced favorable margins in 1999 and is likely to continue producing favorable margins through 2001. The level of margins generated from selling gas will be affected by the costs of gas supply and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon under the three-year customer choice program.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Although the Plan increases MichCon’s risk associated with generating margins that cover its gas costs, management believes this Plan will have a favorable impact on future earnings.

Proposed Legislation: The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature and, if approved, would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices that allows all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

General Rate Proceedings: MichCon received MPSC authorization to defer manufactured gas plant (MGP) investigation and remediation costs in excess of the $11.7 million previously reserved. In 1999, MichCon depleted the initial reserve. Costs incurred in excess of the initial reserve are being deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any investigation and remediation costs incurred will be reviewed in a future rate case.

MichCon filed an application with the MPSC in 1996 requesting authority to decrease depreciation rates from an average rate of 4.1% to 3.5%. In December 1997, the MPSC issued an order approving a reduction in annual depreciation costs by more than $16 million. The Michigan Attorney General appealed the depreciation order. In June 1999, MichCon received a favorable ruling to this appeal by the

ITEM 1. BUSINESS (CONTINUED)

Michigan Court of Appeals, which affirmed the MPSC order approving the lower depreciation rates without a corresponding gas rate reduction.

ITEM 1. BUSINESS (CONTINUED)

Gas Cost Recovery: Prior to 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning in January 1999, MichCon’s Regulatory Reform Plan suspended the GCR mechanism and fixed the gas commodity component of MichCon’s sales rate at $2.95 per Mcf for three years.

The GCR process included an annual Gas Supply and Cost Review, in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998, which indicates an overrecovery of $18 million, including interest. Management believes that the 1998 gas costs were reasonable and prudent and that the MPSC should approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

FERC Rate Matters: In February 1998, the FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. MichCon received $5.5 million of this refund in April 1998 relating to certain transportation services provided by ANR to MichCon. In June 1998, MichCon received the remaining refund, which was reflected as a reduction to MichCon’s cost of gas.

Other Rate Matters: In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from 9 cents to approximately 3.9 to 3.1 cents per Mcf. The complaint also requests refunds of approximately $21 million for prior periods during which that rate has been in effect. Management believes that the commission has no legal authority to order refunds associated with prior periods. The shippers allege that without the reduced transportation rate, MichCon would overcollect approximately $28.5 million over the next six years. While any complaint about rates could result in a commission ordered reduction in rates, management’s preliminary assessment of the complaint is that it is without merit.

Energy Assistance Programs: Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency’s State Emergency Relief Program, remain critical to MichCon’s ability to control its uncollectible gas account expenses.

The State of Michigan provides assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for both the 1998 and 1999 fiscal years at $1.1 billion, compared to funding of $1.0 billion for the 1997 fiscal year. The State of Michigan’s share of LIHEAP funds was increased from $54 million in fiscal year 1998 to $59 million in 1999. MichCon received $12.6 million of these funds in 1999, $.8 million less than in 1998. Home Heating Credits assisted 69,000 MichCon customers in 1999, compared to 73,000 in 1998. During 1999, President Clinton signed an appropriations package that funds LIHEAP at $1.1 billion for fiscal year ending in September 2000.

ITEM 1. BUSINESS (CONTINUED)

Environmental Matters

A discussion of environmental matters is included in “Item 7, MD&A” under the heading “Environmental Matters,” page 24 of this report, and in “Item 8. Financial Statements and Supplementary Data, Note 7c - Commitments and Contingencies” under the heading “Environmental Matters,” page 39 of this report.

Franchises

MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. In 1993, MichCon began a structured process to renew or re-establish formal franchises in 233 municipalities that had expired. During the 1994 to 1999 period, an additional 193 franchises expired. To date, 399 franchises have

ITEM 1. BUSINESS (CONCLUDED)

been renewed, including 9 renewed in 1998, accounting for gas sales volumes of approximately 115 MMcf annually, and 8 renewed to date in 1999 representing 161 MMcf annually. Additionally, one new franchise was acquired in 1998. There were no franchises lost during 1998 or 1999.

As for the 27 franchises that are currently expired, MichCon’s gas distribution systems are rightfully occupying the streets with the consent or acquiescence of the municipalities. While MichCon could be ordered to remove its property by any municipality in which its franchise has expired, it could lose ownership only by its consent and the payment of an agreed-upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon’s operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (1) acquire and operate MichCon’s system, (2) construct a new system or (3) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

Other Information

Collective Bargaining Agreements: Slightly less than half of MichCon’s labor force is covered by five collective bargaining agreements. In June 1998, MichCon successfully negotiated and signed three 3-year collective bargaining agreements. The remaining two agreements will expire in December 2000.

Other: MichCon is involved in several residential and commercial community development partnerships.

MichCon Development Company, a 100%-owned subsidiary of MichCon, holds between a 33% and a 50% interest in various partnerships related to the Harbortown development. The Harbortown development is a mixed use development consisting of a 60,000 square foot retail shopping center, a 63 slip marina, 273 rental units and 80 low-rise condominiums located along the Detroit River. The development consists of 35 acres of land, of which 12 are currently undeveloped.

ITEM 2. PROPERTIES

MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 1999, MichCon’s distribution system included 16,997 miles of distribution mains, 1,096,327 service lines and 1,219,256 active meters. MichCon owns 2,651 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon also owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. In January 1998, MichCon purchased its principal office building in Detroit, the Guardian Building, ending its long-term capital lease obligation. MichCon occupies its principal office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

Most of MichCon’s properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon’s Indenture of Mortgage and Deed of Trust under which MichCon’s First Mortgage Bonds are issued. Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. MichCon’s capital investments for 1999 totaled $136 million, which compares with $153 million in 1998 and $155 million in 1997.

The Saginaw Bay Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns a 66 2/3% interest in the Saginaw Bay Area Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily a 126-mile gathering line. The Saginaw Bay Lateral Company, a wholly owned subsidiary of MichCon Pipeline, owns a 46% interest in the Saginaw Bay Lateral Limited Partnership, which owns substantially all of the properties used in the conduct of its business, primarily lateral lines related to the Saginaw Bay gathering line. Westside Pipeline Company, a wholly owned subsidiary of MichCon Pipeline, owns an 83% interest in Jordan Valley Pipeline, a 14-mile gathering line, and the Terra-Hayes Pipeline, an 18-mile gathering line. MichCon Gathering Company, a wholly owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 90 miles of gathering lines and a 2,400 horsepower compressor station.

The partners in Saginaw Bay Area Limited Partnership have agreed to dissolve the partnership. Under the terms of the agreement, Saginaw Bay Pipeline Company would receive the northern portion of the 126-mile gathering line and certain other assets of the partnership in return for its partnership interest. In February 2000, the agreement was approved by the MPSC. The dissolution is expected to become effective by mid-2000.

Thunder Bay Gathering Company, a wholly owned subsidiary of MichCon Pipeline, owns substantially all of the properties used in the conduct of its business, including 44 miles of gathering lines.

ITEM 3. LEGAL PROCEEDINGS

In addition to the regulatory proceedings and other matters described in “Item 1. Business,” MichCon also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

Environmental

In 1994, MichCon received a general notice of liability letter from the Environmental Protection Agency (EPA) stating that it was one of two potentially responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. The EPA requested that MichCon conduct a remedial investigation and feasibility study at that site. MichCon investigated its prior activities in the area and the EPA’s bases for its conclusion, and concluded that it was not responsible for contamination discovered at that site. MichCon informed the EPA of this belief and did not undertake the requested activities.

In September 1996, the EPA sent MichCon a second general notice of liability letter for the site and demanded reimbursement of approximately $2.3 million in past costs, plus interest. The EPA then issued MichCon and the other potentially responsible party a unilateral administrative order under section 106 of the Comprehensive Environmental Response Compensation and Liability Act to implement the remedy. The EPA estimated the cost of the remedy to be approximately $.65 million. MichCon again reviewed the EPA’s bases for determining that it is a potentially responsible party and concluded again that it was not responsible for contamination discovered at that site and informed the EPA of its decision. In December 1999, the EPA asked for recovery of its costs which totaled $5.1 million. The EPA has not taken any subsequent action against MichCon. The EPA may sue MichCon to recover the costs it incurred at the site. If the EPA institutes and prevails in such a suit, and if the court determines that MichCon did not have sufficient cause to refuse to comply with the order, the court may impose civil penalties and punitive damages. Management believes that MichCon was not responsible for contamination at the site and has sufficient cause not to comply with this order and that the resolution of this matter will not have a material adverse effect on MichCon’s financial statements.

Other

Since 1996, MichCon and 200 other natural gas transmission companies, producers, gatherers and processors of natural gas from across the United States have been defending claims filed by Jack Grynberg on behalf of the U.S. Government under the False Claims Act, seeking unspecified damages for

ITEM 3. LEGAL PROCEEDINGS (CONCLUDED)

alleged underpayment of royalties on federal and Indian lands due to purported improper measurement of gas. The initial suit was dismissed in 1997 and that dismissal was affirmed by the District Court of Appeals in October 1998. Mr. Grynberg refiled that suit in September 1997 in 77 separate federal district courts. MichCon and MichCon Pipeline Company have been named in one suit in the U.S. District Court, Eastern District of Michigan. In April 1999, the U.S. Department of Justice declined intervention and subsequently, the 77 separate cases were consolidated by the Multidistrict Litigation Panel for pre-trial proceedings in Wyoming. The case is ongoing and MichCon and MichCon Pipeline are defending against the case. Management believes that the claims lack merit.

In May 1999, a class action suit was filed in Kansas state court naming approximately 200 pipeline companies and producers, seeking unspecified damages for alleged underpayment of royalties due to purported mismeasurement of gas on all natural gas purchased in the U.S. since 1974. MichCon and MichCon Pipeline are among those named in this suit. The case was removed to U.S. District Court, Southern Division of Kansas, where motions to transfer and to consolidate the case with the Grynberg False Claims Act case have been filed. The company is defending against these claims and believes they lack merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are indirectly owned by MCN, and constitute 100% of the voting securities of MichCon. Therefore, no market exists for MichCon’s common stock.

MichCon paid cash dividends of $17.5 million in 1999, $46.1 million in 1998 and $40.0 million in 1997 on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data	1999	1998	1997	1996	1995

(Dollars in thousands)
Income Available for Common Stock	$106,336	$76,976	$79,020	$79,824	$71,488

Cash Dividends Declared on Common Stock	$17,500	$46,084	$40,000	$11,263	$6,500

Return on Average Common Shareholder’s Equity	15.4%	12.2%	13.3%	14.7%	15.8%

Property, Plant and Equipment	$2,988,318	$2,889,020	$2,790,352	$2,668,294	$2,413,120

Less — accumulated depreciation and depletion	1,463,706	1,396,940	1,322,392	1,243,060	1,151,160

Net property, plant and equipment	$1,524,612	$1,492,080	$1,467,960	$1,425,234	$1,261,960

Total Assets	$2,282,728	$2,172,525	$2,136,336	$2,058,344	$1,798,493

Capital Expenditures	$135,933	$153,475	$155,208	$212,668	$235,767

Capitalization Long-term debt	$677,517	$615,419	$611,763	$536,561	$501,396

Long-term capital lease obligations	3,392	4,416	5,344	13,757	15,168

Common shareholder’s equity	735,502	646,843	616,024	577,004	489,821

Total capitalization	$1,416,411	$1,266,678	$1,233,131	$1,127,322	$1,006,385

Sources of Operating Revenues Gas sales	$907,471	$853,463	$1,079,530	$1,058,499	$896,707

Application of (provision for) refunds-net	—	(29,717)	(16,736)	27,346	20,473

End user transportation	103,556	82,016	84,516	82,210	80,360

Intermediate transportation	57,783	63,218	55,221	48,570	31,913

Storage services	3,906	7,243	7,630	6,956	8,857

Conservation and other assistance programs	—	—	(2,914)	(2,483)	14,499

Other	63,023	57,435	46,432	37,687	28,004

Total operating revenues	$1,135,739	$1,033,658	$1,253,679	$1,258,785	$1,080,813

Disposition of Gas (MMcf) Gas sales	178,202	168,906	205,760	217,672	206,951

End user transportation	151,715	140,051	144,963	146,662	145,288

Intermediate transportation	531,913	537,532	586,496	527,510	341,550

	861,830	846,489	937,219	891,844	693,789

Company use and lost gas	5,687	4,811	3,896	5,746	2,990

Total disposition of gas	867,517	851,300	941,115	897,590	696,779

Effect of Weather Percent colder (warmer) than normal	(9.0)%	(19.3)%	0.8%	5.4%	0.3%

Increase (decrease) from normal in:

Gas markets (MMcf)	(18,732)	(40,272)	589	10,909	1,488

Net income	$(18,592)	$(35,314)	$467	$9,886	$1,415

Utility Customers Residential	1,066,249	1,104,033	1,092,334	1,087,450	1,077,668

Total	1,204,125	1,190,508	1,178,543	1,169,690	1,159,140

Employees	2,712	2,724	2,867	3,062	3,128

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Record year results reflect earnings from new gas sales program and more favorable weather — MichCon’s earnings for 1999 were $106.3 million, an increase of $29.3 million from 1998 earnings of $77.0 million. As subsequently discussed, the comparison was impacted by merger costs in 1999 and the write-down of certain gas gathering properties in 1998. The earnings improvement reflects contributions from the new gas sales program that began in January 1999 as well as the impact of more favorable weather. The gas sales program allowed MichCon to continue its record of solid financial performance producing returns on equity of 15.4% in 1999, 12.2% in 1998 and 13.3% in 1997.

Excluding the write-down, MichCon had 1998 earnings of $88.2 million, an improvement of $9.2 million over 1997 earnings of $79.0 million. The earnings comparison was impacted by variations in weather and cost-saving initiatives resulting in significantly lower operating costs.

	Earnings Components (in Millions)

	Comparing 1999 to 1998		Comparing 1998 to 1997

	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

Operating Revenues	$102.0	9.9%	$(220.0)	(17.6)%

Cost of Gas	32.4	7.2	(180.7)	(28.6)

Gross Margin	69.6	12.0	(39.3)	(6.3)

Operation and Maintenance	13.7	5.4	(30.2)	(10.7)

Depreciation and Depletion	6.0	6.5	(10.8)	(10.4)

Property and Other Taxes	(10.2)	(18.4)	(5.3)	(8.7)

Merger Costs	25.4	N/A	—	—

Property Write-down	(24.8)	N/A	24.8	N/A

Other Income and Deductions	9.5	21.7	(5.9)	(11.8)

Income Tax Provision	20.7	57.7	(9.8)	(21.6)

Net Income	29.3	38.1	(2.0)	(2.6)

Gross Margin

Gross margin (operating revenues less cost of gas) increased $69.6 million in 1999 and decreased $39.3 million in 1998. The increase in 1999 is due primarily to margins generated under MichCon’s new three-year gas sales program, which is part of its Regulatory Reform Plan (Note 8b). Under the gas sales program that began in January 1999, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy is likely to continue producing favorable margins. However, margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. Additionally, margins will be impacted if additional customers choose to purchase their gas from other suppliers under MichCon’s experimental three-year customer choice program.

The gross margin comparisons were also affected by changes in gas sales and end user transportation deliveries due primarily to variations in weather. Additionally, gross margins in 1999 and 1998 reflect fluctuations in intermediate transportation revenues as well as revenues from the continued growth in other gas-related services.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Effect of Weather on Gas Market and Earnings	1999	1998	1997

Percentage Colder (Warmer) Than Normal	(9.0)%	(19.3)%	.8%

Increase (Decrease) From Normal in:

Gas markets (in Bcf)	(18.7)	(40.3)	.6

Net income (in Millions)	$(18.6)	$(35.3)	$.5

Gas Sales and end user transportation revenues in total increased $105.2 million in 1999, and decreased $241.5 million in 1998. Revenues were affected by fluctuations in gas sales and end user transportation deliveries that increased 20.9 billion cubic feet (Bcf) in 1999, and decreased 41.8 Bcf in 1998. The variations in gas sales and end user transportation deliveries were due primarily to weather, which was 10.3% colder in 1999 and 20.1% warmer in 1998 compared to the previous years.

Revenues were also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s new gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold prior to 1999 was substantially offset by a change in gas sales revenues. The gas commodity component of MichCon’s sales rates increased $.24 per Mcf (9%) in 1999 and decreased $.40 per Mcf (13%) in 1998.

	1999	1998	1997

Operating Revenues (in Millions)

Gas Sales	$907.5	$823.8	$1,062.8

End User Transportation	103.5	82.0	84.5

	1,011.0	905.8	1,147.3

Intermediate Transportation	57.8	63.2	55.2

Other	66.9	64.7	51.2

	$1,135.7	$1,033.7	$1,253.7

Gas Markets (Bcf)

Gas Sales	178.2	168.9	205.8

End User Transportation	151.7	140.1	145.0

	329.9	309.0	350.8

Intermediate Transportation	531.9	537.5	586.4

	861.8	846.5	937.2

Intermediate transportation revenues decreased $5.4 million in 1999, and increased $8.0 million in 1998. The 1999 decrease is due to customers shifting volumes from a higher rate to a lower rate transportation route, lower fees generated from tracking the transfer of gas title on MichCon’s transportation system, as well as lower off-system volumes transported of 5.6 Bcf.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

The increase in intermediate transportation revenues in 1998 is due in part to increased fees from tracking the transfer of gas title. Although intermediate transportation revenues increased in 1998, volumes delivered decreased 48.9 Bcf, reflecting lower off-system demand caused by the warmer weather and lower volumes transported for fixed-fee customers. Transportation volumes for fixed-fee customers may fluctuate significantly, however revenues from such customers are not affected. While intermediate transportation volumes are a significant part of total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

Other operation revenues increased $2.2 million in 1999 and $13.5 million in 1998. The improvement in both periods is due to an increase in late payment fees, appliance maintenance services and other gas-related services. The comparisons are also impacted by unfavorable adjustments in 1997 related to the discontinuance of MichCon’s energy conservation programs.

Cost of Gas
Cost of gas is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through 1998 (Note 8b), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s new gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of gas sold increased by $32.4 million in 1999 and decreased by $180.7 million in 1998, primarily as a result of varying weather-driven sales volumes. The increase in 1999 attributable to weather was partially offset by a reduction in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s customer choice program. As previously discussed, MichCon retains margins from these customers by continuing to transport and deliver the gas to the customers’ premises. Cost of gas sold was also impacted by average prices paid, which increased $.02 (1%) per Mcf in 1999, and decreased $.40 (13%) per Mcf in 1998.

Other Operating Expenses
Operation and maintenance expenses increased $13.7 million in 1999 and declined $30.2 million in 1998. The increase in 1999 is attributable to additional computer system support costs associated with MichCon’s new customer information system and higher injuries and damages costs. Operation and maintenance expenses in 1998 benefited from an interstate pipeline company refund. Additionally, both periods reflect management’s continuing efforts to control operating costs. More specifically, 1999 and 1998 reflect lower employee benefit costs, primarily pension and retiree healthcare costs, as well as lower uncollectible gas accounts expense.

MichCon has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. MichCon implemented an early retirement program in early 1998 that reduced its net workforce by approximately 6%. The cost of the program and the related savings were largely offsetting in 1998, but the program contributed to lower operating costs in 1999. Since 1996, the number of employees has declined by 350 or 11%, while the number of customers has increased more than 30,000 or 3%.

MichCon’s uncollectible gas accounts expense declined $1.5 million in 1999 and $8.7 million in 1998, reflecting the impact of weather on accounts receivable balances, a more aggressive collection program, as well as the continuation of home heating assistance funding obtained by low-income customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MichCon’s uncollectible gas accounts expense is directly affected by the level of government funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for both the 1998 and 1999 fiscal years at $1.1 billion, compared to funding of $1.0 billion for the 1997 fiscal year. The State of Michigan’s share of LIHEAP funds was increased from $54 million in fiscal year 1998 to $59 million in 1999. MichCon received $12.6 million of these funds in 1999, $.8 million less than in 1998. Home Heating Credits assisted 69,000 MichCon customers in 1999, compared to 73,000 in 1998. During 1999, President Clinton signed an appropriations package that funds LIHEAP at $1.1 billion for fiscal year ending in September 2000. Any future change in LIHEAP funding may impact MichCon’s uncollectible gas accounts expense.

Depreciation and depletion increased by $6.0 million in 1999 and decreased by $10.8 million in 1998. The increase in 1999 reflects higher plant balances resulting from capital expenditures of $135.9 million in 1999 and $153.5 million in 1998. The decrease in 1998 resulted from lower depreciation rates for utility property, plant and equipment that became effective in January 1998. Depreciation on higher plant balances partially offset the 1998 rate decrease.

Property and other taxes decreased $10.2 million in 1999 and $5.3 million in 1998. The decreases for both 1999 and 1998 are attributable to lower property taxes resulting from a 1998 change in the calculation of the value of personal property subject to taxation by local governments. MichCon has pending tax appeals with various local governments to recover excess payments made in 1996 and 1997 based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, are expected to lower MichCon’s personal property taxes by approximately $15 million annually beginning in 2000. Several local governments have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 7a). The decrease in property and other taxes in 1998 was also due to lower Michigan Single Business Taxes resulting from a decrease in taxable income.

Merger Costs of $25.4 million in 1999 reflect legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Property write-down of $24.8 million in 1998 reflects the impairment of certain gas gathering properties in northern Michigan (Note 3). As a result of the need to divert certain untreated gas away from the gathering system, a new gas reserve analysis was performed. This analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

Other Income and Deductions
Other income and deductions increased $9.5 million in 1999 and decreased $5.9 million in 1998. The other income and deductions comparisons were affected by a 1998 change in minority interest due to the joint venture partners’ share of the write-down of certain gas gathering properties (Note 3). The change in 1999 is also attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes
Income taxes increased $20.7 million in 1999 and decreased $9.8 million in 1998. Income tax comparisons were affected by variations in pre-tax earnings and tax credits. Income taxes in 1999 include amounts for the favorable resolution of prior years’ tax issues.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Outlook
MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Modest revenue growth will be achieved through initiatives to expand MichCon’s 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by providing new energy-related services that capitalize on its expertise, capabilities and efficient systems. Management is continually assessing ways to improve cost competitiveness. Among other cost saving initiatives, MichCon has reduced its net workforce each year since 1992.

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

MichCon has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon has implemented its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. The customer choice program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two and year three of the program begin April 1 of 2000 and 2001, respectively. The number of customers allowed to participate in the program is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants of 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins. However, these margins will be lower than those generated in 1999 from the sale of gas to such customers.

The Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. Prior to 1999, MichCon did not generate earnings on the gas commodity portion of its operations. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. This strategy produced favorable margins in 1999 and is likely to continue producing favorable margins through 2001. However, margins are expected to be lower in future years as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. The level of margins generated from selling gas will also be affected by the number of customers who ultimately choose to purchase gas from suppliers other than MichCon under the three-year customer choice program.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Although the Plan increases MichCon’s risk associated with generating margins that cover its gas costs, management believes this Plan will continue to have a favorable impact on earnings.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature, and if approved,

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices which allow all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

As described in Note 8a to the consolidated financial statements, MichCon complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and would require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MichCon were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 1999, it would have an extraordinary non-cash increase to net income of approximately $59.9 million. Factors that could give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts MichCon’s ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

Environmental Matters
Former manufactured gas plant sites — Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

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

MichCon is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating four of the former MGP sites and conducting more extensive investigations at six other former MGP sites. In 1998, MichCon received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures. MichCon and the MDEQ are in discussions on whether MichCon is a responsible party for one other former MGP site.

In 1984, MichCon established an $11.7 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

MichCon employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

of these studies, MichCon accrued an additional liability and a corresponding regulatory asset of $32 million during 1995.

MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. A settlement was reached with a number of carriers with a portion of the payment received in February 2000 and the remaining portion expected by mid-2000. MCN is continuing negotiations with the two remaining insurance carriers.

During 1999, 1998, and 1997, MichCon spent $.7 million, $1.6 million and $.8 million, respectively, investigating and remediating these former MGP sites. At December 31, 1999, the reserve balance is $31.4 million, of which $6.3 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon’s financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon’s results of operations.

Formerly owned storage field — In 1998, MichCon received written notification from ANR Pipeline Company (ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR’s allegations to determine whether and to what extent, if any, it may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MichCon’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash and Cash Equivalents (in Millions)	1999	1998	1997

Cash Flow Provided From (Used For):

Operating activities	$120.6	$217.9	$187.2

Financing activities	26.5	(39.8)	(16.2)

Investing activities	(144.0)	(185.8)	(166.7)

Net Increase (Decrease) in Cash and Cash Equivalents	$3.1	$(7.7)	$4.3

Operating Activities
MichCon’s cash flow from operating activities decreased $97.3 million in 1999 and increased $30.7 million in 1998. Both years reflect changes in working capital requirements and higher earnings after adjusting for noncash items (depreciation, the property write-down and deferred taxes).

Financing Activities
MichCon’s cash flow related to financing activities increased $66.3 million in 1999 and decreased $23.6 million in 1998. The increase in 1999 is primarily due to higher short-term borrowings and lower dividends paid to MCN. The decrease in 1998 reflects higher long-term debt repayments. A summary of

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

MichCon’s financing strategy to meet working capital requirements, as well as its significant financing activities during the 1997-1999 period follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility. The 364-day facility expires in July 2000, and the three-year facility expires in July 2001. At December 31, 1999, commercial paper of $235.9 million was outstanding under this program.

During 1999, MichCon issued $110 million of senior secured notes (Note 6a). Proceeds from the issuances were used to refinance long-term debt, short-term obligations and for general corporate purposes. MichCon also repaid $68 million of first mortgage bonds during 1999.

During 1998, MichCon issued $150 million of remarketable debt securities (Note 6a). Proceeds from these issuances were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. Also during 1998, MichCon repaid $109.7 million of first mortgage bonds.

During 1997, MichCon issued $85 million of first mortgage bonds. The funds from this issuance were used to retire first mortgage bonds, fund capital expenditures and for general corporate purposes. During 1997, non-utility subsidiaries of MichCon borrowed $40 million under a non-recourse credit agreement that matures in 2005. Proceeds were used to finance the expansion of the northern Michigan gathering system. During 1997, MichCon also repaid $67 million of long-term debt.

As of December 1999, MichCon had an outstanding shelf registration with $140 million remaining to be issued in the form of debt securities.

The following table sets forth the ratings as of December 31, 1999 for securities issued by MichCon:

	Standard		Duff &
	& Poors	Moody's	Phelp's	Fitch

Commercial paper	A2	P1	D1	F1

First mortgage bonds	A-	A2	A+	A

Senior secured notes*	AAA	Aaa	—	AAA

*	Ratings based on insurance policy provided by MBIA Insurance Corporation

Investing Activities
MichCon’s cash flow related to investing activities decreased $41.8 million in 1999, and increased $19.1 million in 1998. The comparisons for both years were affected by lower capital expenditures and an investment in a trust.

MichCon’s capital expenditures totaled $135.9 million in 1999 and $153.5 million in 1998, decreases of $17.6 million and $1.7 million from prior years. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

to storage, distribution and transmission systems. Capital expenditures for 2000 are expected to total $125 million.

During 1998 and 1997, MichCon invested $28.2 million and $31.3 million, respectively, in a Grantor Trust to meet future cash flow obligations related to certain postretirement healthcare costs.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

YEAR 2000
As a result of computer programs being written using two digits rather than four digits to define the year, many programs that had time sensitive software had the risk of recognizing a date using “00” as the year 1900 rather than the year 2000. This Year 2000 issue, if not addressed, could have caused computer systems to malfunction, resulting in a material adverse impact on MCN’s operations and business processes.

MichCon, aware of the Year 2000 potential impact, initiated a corporate-wide program in 1997 to have its mission critical business, and measurement and control systems Year 2000 ready. MichCon completed the Year 2000 implementation plan in October 1999 for its mission critical systems and therefore considered these systems Year 2000 ready at that time.

MichCon has experienced no disruptions in its business operations as a result of the Year 2000 issue and has had no significant computer errors related to the Year 2000. The company continues to monitor its computer systems and business operations for Year 2000 complications.

Costs associated with the Year 2000 issue totaled approximately $3.7 million through December 1999. MichCon does not expect to incur any significant future costs as a result of the Year 2000.

This Year 2000 disclosure is a Year 2000 Readiness Disclosure under the “Year 2000 Information and Readiness Disclosure Act.” Therefore, MCN claims the full protections established by the Act.

MARKET RISK INFORMATION
MichCon’s primary market risk arises from fluctuations in interest rates. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MichCon did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MichCon’s risk management activities is included in Note 11 to the Consolidated Financial Statements. MichCon is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt. In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MichCon’s exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).

A sensitivity analysis model was used to calculate the fair values or cash flows of MichCon’s debt and interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 1999. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONCLUDED)

The results of the sensitivity model calculations follow:

	ASSUMING		ASSUMING
	A 10%		A 10%	FAVORABLE
	INCREASE IN		DECREASE IN	(UNFAVORABLE)
MARKET RISK (in millions)	PRICES/RATES		PRICES/RATES	CHANGE IN

Interest Rate Sensitive:
	Debt
	— fixed rate	$19.7	$(19.7)	Fair Value
	— variable rate	$(.5)	$.5	Cash Flow

	Swaps
	— pay fixed/receive variable	$.2	$(.2)	Fair Value
	— pay variable/receive fixed	$(1.9)	$1.9	Fair Value

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

MichCon manages gas price risk and interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MichCon’s financial statements are subject to fluctuations in the market value of hedging contracts which are, in turn, affected by variations in gas prices and in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

      Quantitative and Qualitative Disclosures About Market Risk is contained in “Item 7. MD&A — Market Risk Information,” page 27 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

		Year ended December 31

	1999	1998	1997

(in Thousands)
Operating Revenues Gas sales	$907,471	$823,746	$1,062,794

Transportation and storage services (Note 13)	165,245	152,477	147,367

Other (Note 13)	63,023	57,435	43,518

	1,135,739	1,033,658	1,253,679

Operating Expenses Cost of gas	483,925	451,529	632,229

Operation and maintenance (Note 13)	266,104	252,397	282,640

Depreciation and depletion	98,879	92,883	103,703

Property and other taxes	45,230	55,438	60,744

Merger costs (Note 2)	25,429	—	—

Property write-down (Note 3)	—	24,800	—

	919,567	877,047	1,079,316

Operating Income	216,172	156,611	174,363

Other Income and (Deductions) Interest income (Note 13)	2,604	5,688	4,659

Interest on long-term debt	(47,265)	(44,884)	(45,526)

Other interest expense	(8,626)	(12,113)	(8,664)

Minority interest (Note 3)	(1,020)	5,727	(1,882)

Equity in earnings of joint ventures	1,976	1,946	1,199

Other	(1,016)	(182)	536

	(53,347)	(43,818)	(49,678)

Income Before Income Taxes	162,825	112,793	124,685

Income Tax Provision (Note 14)	56,489	35,817	45,665

Net Income	$106,336	$76,976	$79,020

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	1999	1998

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents	$9,705	$6,603

Accounts receivable, less allowance for doubtful accounts of $17,777 and $8,928, respectively	147,412	142,818

Accrued unbilled revenues	98,866	86,767

Gas in inventory (Note 4)	74,150	56,969

Property taxes assessed applicable to future periods	60,589	71,165

Other	31,594	30,169

	422,316	394,491

Deferred Charges and Other Assets

Investment in and advances to joint ventures	19,115	19,343

Long-term investments (Notes 10c and 12)	67,210	65,556

Deferred environmental costs (Notes 7c and 8a)	28,639	28,169

Prepaid benefit costs (Note 10a)	156,290	113,879

Other	64,546	59,007

	335,800	285,954

Property, Plant and Equipment, at cost	2,988,318	2,889,020

Less — Accumulated depreciation and depletion	1,463,706	1,396,940

	1,524,612	1,492,080

	$2,282,728	$2,172,525

LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$93,549	$98,891

Notes payable (Note 5)	237,785	221,169

Current portion of long-term debt and capital lease obligations (Notes 6a and 9)	27,984	58,288

Federal income, property and other taxes payable	71,415	61,059

Deferred gas cost recovery revenues (Note 8a)	—	14,980

Exchange gas payable	3,598	25,337

Customer deposits	17,698	18,769

Other	64,741	67,222

	516,770	565,715

Deferred Credits and Other Liabilities

Deferred income taxes (Note 14)	105,351	88,567

Unamortized investment tax credit	27,778	29,784

Tax benefits amortizable to customers (Note 8a)	136,236	130,120

Accrued environmental costs (Note 7c)	25,068	32,000

Minority interest	8,716	8,201

Other	46,398	51,460

	349,547	340,132

Commitments and Contingencies (Notes 7, 8 and 9)

Capitalization (see accompanying statement) Long-term debt, including capital lease obligations (Notes 6a, 9 and 11)	680,909	619,835

Common shareholder’s equity	735,502	646,843

	1,416,411	1,266,678

	$2,282,728	$2,172,525

      The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CAPITALIZATION

		Year Ended December 31

	1999	1998	1997

(in Thousands)
Long-Term Debt, excluding current requirements (Note 6a) First mortgage bonds, interest payable semi-annually

6.51% series due 1999	$—	$—	$30,000

5.75% series due 2001	20,000	40,000	60,000

8% series due 2002	17,314	17,314	70,000

6.72% series due 2003	4,150	4,150	4,150

6.8% series due 2003	15,850	15,850	15,850

9.125% series due 2004	—	18,000	55,000

7.15% series due 2006	40,000	40,000	40,000

7.21% series due 2007	30,000	30,000	30,000

7.06% series due 2012	40,000	40,000	40,000

8.25% series due 2014	80,000	80,000	80,000

7.6% series due 2017	14,932	14,980	14,990

7.5% series due 2020	29,352	29,641	29,641

9.5% series due 2021	40,000	40,000	40,000

6.75% series due 2023	15,982	16,617	17,177

7% series due 2025	40,000	40,000	40,000

Remarketable securities, interest payable semi-annually 6.2% series due 2038	75,000	75,000	—

6.45% series due 2038	75,000	75,000	—

Senior notes, interest payable quarterly (Note 6a) 6.85% series due 2038	54,863	—	—

6.85% series due 2039	55,000	—	—

Long-term capital lease obligations (Note 9)	3,392	4,416	5,344

Other long-term debt	27,465	36,126	46,190

Net unamortized premium (discount)	2,609	2,741	(1,235)

Total	680,909	619,835	617,107

Common Shareholder’s Equity Common Stock, par value $1 per share - 15,100,000 shares authorized and 10,300,000 shares outstanding for all periods	10,300	10,300	10,300

Additional Paid-In Capital	230,399	230,399	230,399

Retained Earnings Balance — beginning of period	406,144	375,325	336,305

Net income	106,336	76,976	79,020

Common stock dividends declared	(17,677)	(46,157)	(40,000)

Balance — end of period	494,803	406,144	375,325

Total common shareholder’s equity	735,502	646,843	616,024

Total capitalization	$1,416,411	$1,266,678	$1,233,131

      The notes to the consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

		Year Ended December 31

(in Thousands)	1999	1998	1997

Cash Flow From Operating Activities

Net income	$106,336	$76,976	$79,020

Adjustments to reconcile net income to net cash flow provided from operating activities

Depreciation and depletion

Per statement of income	98,879	92,883	103,703

Charged to other accounts	8,892	7,946	7,663

Property write-down, net (Note 3)	—	11,200	—

Deferred income taxes — current	1,416	(961)	(3,130)

Deferred income taxes and investment tax credit, net	20,894	15,005	10,853

Other	(823)	(4,430)	(679)

Changes in assets and liabilities, exclusive of changes shown separately	(115,005)	19,299	(10,167)

Net cash provided from operating activities	120,589	217,918	187,263

Cash Flow From Financing Activities

Issuance of long-term debt (Note 6a)	106,535	153,052	124,051

Notes payable, net	16,616	(20,522)	(23,435)

Retirement of long-term debt (Note 6a)	(79,097)	(126,292)	(76,854)

Dividends paid	(17,500)	(46,084)	(40,000)

Net cash provided from (used for) financing activities	26,554	(39,846)	(16,238)

Cash Flow From Investing Activities

Capital expenditures	(135,933)	(153,475)	(155,208)

Other	(8,108)	(32,347)	(11,474)

Net cash used for investing activities	(144,041)	(185,822)	(166,682)

Net Increase (Decrease) in Cash and Cash Equivalents	3,102	(7,750)	4,343

Cash and Cash Equivalents, January 1	6,603	14,353	10,010

Cash and Cash Equivalents, December 31	$9,705	$6,603	$14,353

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(6,055)	$50,174	$(43,510)

Accrued unbilled revenues	(12,099)	5,129	15,481

Accrued/deferred gas cost recovery revenues, net	(14,980)	27,843	14,810

Gas in inventory	(17,181)	(16,768)	28,008

Property taxes assessed applicable to future periods	10,576	(6,338)	(4,235)

Prepaid benefit costs, net	(42,411)	(28,089)	(16,620)

Accounts payable	(5,342)	(30,617)	(585)

Federal income, property and other taxes payable	10,356	(17,602)	(6,228)

Exchange gas payable	(21,739)	23,274	2,063

Other current assets and liabilities, net	(1,701)	11,191	(2,353)

Other deferred assets and liabilities, net	(14,429)	1,102	3,002

	$(115,005)	$19,299	$(10,167)

Supplemental Disclosures

Cash paid for:

Interest, net of amounts capitalized	$58,467	$56,250	$52,172

Federal income taxes	$25,340	$27,090	$46,984

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Company Description—Michigan Consolidated Gas Company (MichCon) is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation and intermediate transportation. MichCon serves more than 1.2 million residential, commercial and industrial customers throughout Michigan. Its principal markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, and Muskegon metropolitan areas. MichCon’s non-regulated operations are not significant. MichCon is an indirect, wholly owned subsidiary of MCN Energy Group Inc. (MCN).

Basis of Presentation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ statements to conform to the 1999 presentation.

Principles of Consolidation—The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities.

Revenues and Cost of Gas—MichCon accrues revenues for gas service provided but unbilled at month end. Through December 31, 1998, MichCon’s accrued revenues included a component for cost of gas sold that was recoverable through the gas cost recovery (GCR) mechanism. Prior to 1999, GCR proceedings before the MPSC permitted MichCon to recover the prudent and reasonable cost of gas sold. Beginning in 1999, MichCon implemented a Regulatory Reform Plan, approved by the MPSC. The Plan suspended the GCR mechanism and fixed the gas component of MichCon’s sales rates for a three-year period that began in January 1999 (Notes 8b and 8c). Accordingly, MichCon no longer accrues revenues under this mechanism.

Property, Plant and Equipment—Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead, and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

MichCon records depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 3.5% in 1999 and 1998 and 4.1% in 1997.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Funds Used during Construction — MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $2,521,000, $4,699,000 and $3,188,000 in 1999, 1998 and 1997, respectively.

Deferred Debt Costs In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

Income Taxes and Investment Tax Credit — Tax Benefits Amortizable to Customers represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized, in accordance with the regulatory treatment, over the life of the related plant as the temporary differences reverse.

Investment tax credits relating to property placed into service were deferred and are being credited to income over the life of the related property.

Consolidated Statement of Cash Flows — For purposes of this statement, MichCon considers all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

2. MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

MCN and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. The transaction is expected to close in mid-2000 and will be accounted for as a purchase by DTE. The combined company, which will be named DTE Energy Company and headquartered in Detroit, will be the largest electric and gas utility in Michigan.

As a result of the pending merger, MCN incurred merger-related costs of which a portion were allocated to MichCon. Additionally, MichCon directly incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses which had the effect of decreasing 1999 earnings by $25,429,000 pre-tax ($16,530,000 net of taxes).

3. PROPERTY WRITE-DOWN

During 1998, MichCon recorded a $24,800,000 pre-tax ($11,200,000 net of taxes and minority interest) write-down of certain gas gathering properties. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. At December 31, 1999, the replacement cost exceeded the $74,150,000 LIFO cost by $146,563,000. At December 31, 1998, the replacement cost exceeded the $56,969,000 LIFO cost by $151,381,000.

5. CREDIT FACILITIES AND SHORT-TERM BORROWINGS

At December 31, 1999, MichCon had credit lines permitting borrowings of up to $150,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. The 364-day revolving credit facility was renewed in July 1999. The three-year revolving credit facility expires in July 2001. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 1999 and 1998 totaled $235,870,000 and $218,447,000 and was at weighted average interest rates of 6.4% and 5.6%, respectively. This debt is classified as short term. Fees are paid to compensate banks for lines of credit.

6. CAPITALIZATION

a. Long-Term Debt
In 1999, MichCon issued $55,000,000 of 6.85% senior secured notes, due June 2038, and $55,000,000 of 6.85% senior secured notes, due June 2039. These notes are “fall-away mortgage” debt and, as such, are secured debt as long as MichCon’s other first mortgage bonds are outstanding and become senior unsecured debt thereafter. The notes are insured by a financial guaranty insurance policy and are rated AAA or its equivalent by the major rating agencies. The notes are redeemable at par on or after June 1, 2004.

In 1999, MichCon redeemed $18,000,000 of 9.125% first mortgage bonds, which were due in September 2004.

In 1998, MichCon issued a total of $150,000,000 of remarketable debt securities with various interest rates. These securities are “fall-away mortgage” debt and are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. The initial remarketing dates are in June 2003 and 2008. MichCon received option premiums in return for granting options to the underwriters to reset the interest rate for a period of ten years at the initial remarketing dates. The option premiums received, net of financing costs incurred, totaled $3,052,000 and are being amortized to income over the initial interest and corresponding option periods. If the underwriters elect not to exercise their reset options, the securities become subject to the remarketing feature or may be redeemed by MichCon at par. If MichCon and the remarketing agent cannot agree on an interest rate or the remarketing agent is unable to remarket the securities, MichCon will be required to repurchase the securities at their principal amounts.

During 1997, non-utility subsidiaries of MichCon borrowed $40,000,000 under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments commenced in 1997, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 1999 and 1998, $21,900,000 and $29,200,000 were outstanding at weighted average interest rates of 6.6% and 5.8%, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MichCon has variable interest rate swap agreements with notional principal amounts aggregating $92,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 5.9% for the year ended December 31, 1999. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 5.5% for the year ended December 31, 1999. Swap agreements of $12,000,000 through April 2000 have reduced the average cost of the related debt from 8.3% to 4.1% for the year ended December 31, 1999. A non-utility subsidiary of MichCon has an interest rate swap agreement on the $12,333,000 outstanding balance of its project loan agreement at December 31, 1999 that effectively fixes the interest rate at 7.5% through February 2003.

Substantially all of the net utility properties of MichCon, totaling approximately $1,243,000,000, are pledged as security for the payment of outstanding first mortgage bonds.

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 1999 are $26,960,000 in 2000, $26,560,000 in 2001, $23,674,000 in 2002, $25,960,000 in 2003, and $5,560,000 in 2004.

b. Cumulative Preferred and Preference Stock
MichCon is authorized to issue 7,000,000 shares of $1 per share par value preferred stock and 4,000,000 shares of $1 per share par value preference stock. At December 31, 1999, no issuances of preferred or preference stock were made under these authorizations.

7. COMMITMENTS AND CONTINGENCIES

a. Personal Property Taxes
In 1998, MichCon began filing its personal property tax information with local governments that reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local governments have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting governments. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local governments that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the Michigan State Tax Commission (STC) approved new valuation tables that more accurately recognize the value of utilities’ personal property. The new tables are effective in 2000 and are expected to significantly reduce MichCon’s property taxes. Based on past practice, MichCon expects to settle pending tax appeals with local governments by applying the new tables retroactively, a solution supported in the past by the STC.

Several local governments have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables. MichCon’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

b. Guaranty
A subsidiary of MichCon and an unaffiliated corporation have formed a series of partnerships engaged in the construction and development of a residential community on the Detroit riverfront (Harbortown). One

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the partnerships obtained $12,000,000 of tax-exempt financing due June 2004 through the Michigan State Housing Development Authority. Both partners and their parent corporations have issued guaranties for the full amount of this financing, and each parent corporation has agreed to reimburse the other for 50% of any payments made as a result of these guaranties.

c. Environmental Matters
Former manufactured gas plant sites — Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

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

MichCon is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating four of the former MGP sites and is conducting more extensive investigations at six other former MGP sites. In 1998, MichCon received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to one other former MGP site that MichCon is not a responsible party for the purpose of assessing remediation expenditures. MichCon and the MDEQ are in discussions on whether MichCon is a responsible party for one other former MGP site.

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

MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. A settlement was reached with a number of carriers, with a portion of the payment received in February 2000 and the remaining portion expected by mid-2000. MichCon is continuing negotiations with the two remaining insurance carriers.

During 1999, 1998 and 1997, MichCon spent $724,000, $1,649,000 and $835,000, respectively, investigating and remediating these former MGP sites. At December 31, 1999, the reserve balance was $31,368,000, of which $6,300,000 was classified as current. Any significant change in assumptions, such as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon’s financial position and cash flows. However, management believes that insurance coverage and the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon’s results of operations.

Formerly owned storage field — In 1998, MichCon received written notification from ANR Pipeline Company (ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. MichCon is evaluating ANR’s allegations to determine whether and to what extent, if any, that MichCon may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MichCon’s financial statements.

d. Commitments
MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts. MichCon has firm purchase commitments through 2002 for approximately 296 Bcf of gas. MichCon expects that sales, based on warmer-than-normal weather, will approximate its minimum purchase commitments. MichCon has long-term transportation contracts with various pipeline companies expiring on various dates through the year 2011. MichCon is committed to pay demand charges of approximately $42,900,000 during 2000 related to firm transportation agreements.

Capital investments for 2000 are expected to approximate $125,000,000 and certain commitments have been made in connection with such capital investments.

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

8. REGULATORY MATTERS

a. Regulatory Assets and Liabilities
MichCon’s operations are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, several regulatory assets and liabilities are recorded in MichCon’s financial statements. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

(in Thousands)	1999	1998

Regulatory Assets:

Deferred environmental costs (Note 7c)	$28,639	$28,169

Unamortized loss on retirement of debt	15,241	15,548

Other	247	196

	$44,127	$43,913

Regulatory Liabilities:

Tax benefits amortizable to customers	$136,236	$130,120

Deferred gas cost recovery revenues	—	14,980

Other	88	—

	$136,324	$145,100

MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 1999, it would have had an extraordinary, non-cash increase to net income of approximately $59,900,000. Management believes that currently available facts support the continued application of SFAS No. 71.

b. Regulatory Reform Plan
In April 1998, the MPSC approved MichCon’s Regulatory Reform Plan and MichCon implemented the Plan in January 1999. The Plan includes a new three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

The Plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Plan years begin April 1 of each year, and the number of customers allowed to participate in the plan was limited to 75,000 in 1999 and is limited to 150,000 in 2000 and 225,000 in 2001. There is also a volume limitation on commercial and industrial participants. The volume limitation for these participants was 10 Bcf in 1999 and is 20 Bcf in 2000 and 30 Bcf in 2001. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins. Various parties have challenged the MPSC’s approval of the plan. While management believes the plan will be upheld, there can be no assurance as to the outcome.

c. Proposed Legislation
The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Natural gas choice legislation is before the Michigan legislature and, if approved,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

would: (1) give any qualified gas supplier the opportunity to compete; (2) phase in gas choice for all Michigan customers over three to five years; and (3) replace the regulatory gas commodity pricing process with one based on market prices that allows all customers to get the benefits of market-based pricing whether they elect to stay with their utility or choose another gas commodity supplier. Natural gas choice legislation could become effective prior to the end of MichCon’s three-year customer choice program that ends in March 2002, and therefore accelerate the transition to a competitive natural gas market.

d. Gas Cost Recovery Proceedings
Prior to January 1999, the GCR mechanism allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. An annual GCR reconciliation proceeding provided a review of gas costs incurred during the previous year and determined whether gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999.

In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998, which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC should approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

e. Other Rate Matters
In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from 9 cents to approximately 3.9 to 3.1 cents per Mcf. The complaint also requests refunds of approximately $21,000,000 for prior periods during which that rate has been in effect. Management believes that the commission has no legal authority to order refunds associated with prior periods. The shippers allege that without the reduced transportation rate, MichCon would overcollect approximately $28,500,000 over the next six years. While any complaint about rates could result in a commission ordered reduction in rates, management’s preliminary assessment of the complaint is that it is without merit.

9. CAPITAL AND OPERATING LEASES

MichCon leases certain property (principally a warehouse, office building and parking structure) under capital lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office building and parking structure are subleased to various tenants. Long-term capital lease obligations are not significant.

Operating lease payments for the years ended December 31, 1999, 1998 and 1997 were $2,073,000, $2,050,000 and $2,015,000 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RETIREMENT BENEFITS AND TRUSTEED ASSETS

a. Pension Plan Benefits

MichCon participates in separate defined benefit retirement plans for union and nonunion employees which are maintained by MCN. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee’s compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 1999, 1998 or 1997 plan years were made.

      Net pension credit for the years ended December 31 includes the following components:

(in Thousands)	1999	1998	1997

Service Cost	$11,686	$9,719	$9,406

Interest Cost	34,764	36,195	34,408

Expected Return on Plan Assets	(78,489)	(71,780)	(61,615)

Amortization of:

Net gain	(5,263)	(6,479)	(5,177)

Prior service cost	1,711	1,031	(163)

Net transition asset	(4,821)	(4,938)	(4,993)

Special Termination Benefits	—	5,054	—

Settlements	(1,999)	(6,935)	(3,250)

Net Pension Credit	$(42,411)	$(38,133)	$(31,384)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial Position:

(in Thousands)	1999	1998

Measurement Date	October 31	October 31

Accumulated Benefit Obligation at the End of the Period	$413,415	$441,296

Projected Benefit Obligation at the Beginning of the Period	$534,836	$465,098

Service Cost	11,686	9,719

Interest Cost	34,764	36,195

Plan Amendments	—	22,564

Actuarial (Gain) Loss	(67,795)	45,200

Special Termination Benefits	—	5,054

Settlements Due to Lump Sums	(5,469)	(20,639)

Regular Benefits	(29,400)	(28,355)

Projected Benefit Obligation at the End of the Period	$478,622	$534,836

Plan Assets at Fair Value at the Beginning of the Period	$872,390	$814,548

Actual Return on Plan Assets	90,614	102,153

Settlements Due to Lump Sums	(1,310)	(15,956)

Regular Benefits	(29,400)	(28,355)

Plan Assets at Fair Value at the End of the Period	$932,294	$872,390

Funded Status of the Plans	$453,672	$337,554

Unrecognized:

Net gain	(291,309)	(214,328)

Prior service cost	17,587	19,298

Net transition asset	(23,660)	(28,645)

Prepaid Pension Cost	$156,290	$113,879

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5%, 6.5% and 7.5% for 1999, 1998 and 1997, respectively. The rate of increase in future compensation levels used was 5% for 1999, 1998 and 1997. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for both 1999 and 1998 and 9.25% for 1997.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.

MichCon also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MichCon matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $4,700,000 in 1999, $4,800,000 in 1998, and $5,200,000 in 1997.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b. Other Postretirement Benefits

MichCon provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. These benefits are being accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the use of accrual accounting. Upon adoption of SFAS No. 106, MichCon deferred its 1993 postretirement costs in excess of claims paid (including the amortization of the initial transition obligation) until 1994, when new rates to recover such costs became effective.

MichCon’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. There were no contributions made to the VEBA trusts in 1999. Funding to the VEBA trusts totaled $2,000,000 and $6,500,000 in 1998 and 1997, respectively. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for both 1999 and 1998 and 9.1% for 1997.

      Net postretirement cost for the years ended December 31 includes the following components:

(in Thousands)	1999	1998	1997

Service Cost	$4,272	$3,699	$4,094

Interest Cost	16,180	16,423	17,430

Expected Return on Plan Assets	(14,788)	(13,482)	(11,026)

Amortization of:

Net gain	(4,484)	(5,684)	(4,872)

Net transition obligation	12,702	12,702	13,391

Special Termination Benefits	—	1,186	—

Total Postretirement Cost	13,882	14,844	19,017

Regulatory Adjustment	—	—	4,863

Net Postretirement Cost	$13,882	$14,844	$23,880

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

(in Thousands)	1999	1998

Measurement Date	October 31	October 31

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$248,937	$223,124

Service Cost	4,272	3,699

Interest Cost	16,180	16,423

Plan Amendments	—	(8,269)

Actuarial (Gain) Loss	(6,691)	24,320

Special Termination Benefits	—	1,186

Benefits Paid	(12,315)	(11,546)

Accumulated Postretirement Benefit Obligation at the End of the Period	$250,383	$248,937

Plan Assets at Fair Value at the Beginning of the Period	$173,148	$151,645

Actual Return on Plan Assets	26,103	25,677

Company Contributions	2,000	6,500

Regular Benefits	(11,720)	(10,674)

Plan Assets at Fair Value at the End of the Period	$189,531	$173,148

Funded Status of the Plans	$(60,852)	$(75,789)

Unrecognized:

Net gain	(128,743)	(116,191)

Net transition obligation	175,305	188,026

Contributions Made After Measurement Date	—	2,000

Regular Benefits Made After Measurement Date	—	(11,720)

Accrued Postretirement Liability	$(14,290)	$(13,674)

The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MichCon’s postretirement benefit obligation. MichCon used a rate of 8% for 2000, and a rate that gradually declines each year until it stabilizes at 5% in 2005. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 1999 by $33,559,000 (13%) and increase the sum of the service and interest rate cost by $3,293,000 (16%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 1999 by $29,320,000 (12%) and decrease the sum of the service and interest rate cost by $2,838,000 (14%) for the year then ended.

      The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 6.5% and 7.5% for 1999, 1998 and 1997, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

c. Grantor Trust

During 1998 and 1997, MichCon contributed $28,200,000 and $31,300,000 to a Grantor Trust, respectively, which invested such proceeds in life insurance contracts and income securities. MichCon did not make a contribution in 1999. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke such trust subject to providing the MPSC with prior notification.

11. RISK MANAGEMENT ACTIVITIES AND DERIVATIVE FINANCIAL INSTRUMENTS

a. Natural Gas Price Hedging
As part of its gas acquisition strategy, MichCon has entered into firm-price contracts for a substantial portion of its expected gas supply requirements through 2001. During 1999, MichCon used natural gas swap agreements to manage its exposure to the risk of market price fluctuations on variable-priced gas purchase commitments, which effectively fixed the commodity rate portion of such commitments. If MichCon did not use the natural gas swap agreements, its exposure to such risk would have been higher. Although this strategy reduced MichCon’s risk, it also limited potential gains from favorable changes in gas prices.

Changes in the market value of the swap agreements were deferred and included in inventory costs until the hedged transaction was completed, at which time the realized gain or loss was included in the cost of gas. As of December 31, 1999, MichCon did not have any swap contracts. As of December 31, 1998, MichCon’s deferred loss from swap contracts was $3,313,000.

b. Interest Rate Hedging
In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. Interest rate swaps are subject to market risk as interest rates fluctuate. The difference to be received or paid on these agreements is accrued and recorded as an adjustment to interest expense over the life of the agreements. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. In the event of an interest rate swap termination, any associated gains and losses would be deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of an early extinguishment of a designated debt obligation, unrealized gains and losses would be included in income, unless the swap agreement is redesignated as a hedge of another outstanding debt obligation with similar characteristics and qualifies for hedge accounting.

At December 31, 1999, MichCon had interest rate swap agreements with notional principal amounts totaling $104,333,000 (Note 6a) and a weighted average remaining life of 3.3 years. At December 31, 1998, the notional principal amounts of outstanding interest rate swaps totaled $106,100,000. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. FAIR VALUE OF FINANCIAL AND OTHER SIMILAR INSTRUMENTS

MichCon has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of the fair value of financial instruments and, therefore, the values are not necessarily indicative of the amounts that MichCon could realize in a current market exchange. The carrying amounts of certain financial instruments, such as notes payable, customer deposits and notes receivable, approximate fair value.

      The carrying amount and fair value of other financial instruments consist of the following:

	1999		1998

	Carrying	Estimated	Carrying	Estimated
(in Thousands)	Amount	Fair Value	Amount	Fair Value

Assets:

Long-term investments	$67,210	$67,210	$65,556	$65,556

Liabilities and Shareholder’s Equity:

Long-term debt, excluding capital lease obligations	677,517	651,080	615,419	668,063

Derivative Financial Instruments:

Natural gas swaps: with unrealized losses	—	—	(3,313)	(3,313)

Interest rate swaps: with unrealized gains	—	165	—	6,340

with unrealized losses	—	(173)	—	(696)

      The fair values are determined based on the following:

•	Long-term investments — carrying amount approximates fair value taking into consideration interests rates available to MichCon for investments with similar provisions.

•	Long-term debt — interest rates available to MichCon for issuance of debt with similar terms and remaining maturities.

•	Natural gas and interest rate swaps — estimated amounts that MichCon would receive or pay to terminate the swap agreements, taking into account current gas prices, interest rates and the credit-worthiness of the counterparties.

•	Guaranty — management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 7b) due to the nature of the transaction.

The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RELATED PARTY TRANSACTIONS

MichCon enters into transactions with affiliated companies to provide transportation and storage services. Under a service agreement with MCN, MichCon receives various tax, financial and legal services and provides construction, engineering, human resources, information technology and other services. The following is a summary of transactions with affiliated companies:

(in Thousands)	1999	1998	1997

Revenues:

Transportation and storage services	$13,810	$11,566	$14,744

Other services	6,057	6,820	1,774

Interest revenue	390	1,502	—

Costs:

Corporate expenses, merger costs and other services	30,809	10,634	20,179

MichCon’s accounts receivable from affiliated companies totaled $11,509,000 and $21,640,000, and accounts payable to affiliated companies totaled $18,850,000 and $11,501,000 at December 31, 1999 and 1998, respectively.

MichCon is a participant in an intercompany credit agreement whereby it can borrow needed cash from and loan available cash to MCN and its subsidiaries. The outstanding balance of notes receivable from affiliated companies at December 31, 1999 was $7,946,000 with interest at the prime rate of 8.5%. The outstanding balance of notes receivable from affiliated companies at December 31, 1998 was $3,249,000 with interest at the prime rate of 7.75%. The outstanding balance of notes payable to affiliated companies at December 31, 1999 was $40,000. MichCon had no outstanding balance of notes payable to affiliated companies at December 31, 1998.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUMMARY OF INCOME TAXES

MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.

(in Thousands)	1999	1998	1997

Effective Federal Income Tax Rate	34.4%	31.5%	36.4%

Income Taxes Consist of:

Current provision	$34,180	$27,768	$37,901

Deferred provision	24,316	11,010	9,607

Investment tax credits	(2,007)	(2,961)	(1,843)

	$56,489	$35,817	$45,665

Reconciliation Between Statutory and Actual Income Taxes:

Statutory Federal Income Taxes at a Rate of 35%	$56,989	$39,477	$43,640

Adjustments to Federal Tax Expense:

Book over tax depreciation	2,018	1,071	5,301

Adjustments to taxes provided in prior periods	850	1,080	300

Investment tax credits	(2,007)	(2,961)	(1,843)

Other — net	(1,361)	(2,850)	(1,733)

	$56,489	$35,817	$45,665

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The tax effect of temporary differences that gave rise to MichCon’s deferred tax assets and liabilities consisted of the following:

(in Thousands)	1999	1998

Deferred Tax Assets:

Employee benefits	$8,039	$5,406

Uncollectibles	6,222	3,125

Vacation accrual	2,362	2,259

Postretirement benefits	5,424	5,394

Other	1,227	1,351

	23,274	17,535

Deferred Tax Liabilities:

Depreciation and other property related basis differences, net	54,202	51,965

Pensions	52,755	37,911

Property taxes	18,005	13,360

Gas cost recovery undercollection	—	57

Other	14,330	12,060

	139,292	115,353

Net Deferred Tax Liability	116,018	97,818

Less: Net Deferred Tax Liability-Current	10,667	9,251

Net Deferred Tax Liability-Noncurrent	$105,351	$88,567

15. STOCK INCENTIVE PLAN

MCN’s Stock Incentive Plan authorizes the use of performance units, stock options, restricted stock or other stock-related awards to key employees, primarily management. Stock-based awards encourage a strategic focus of long-term performance and have high employee retention value. Prior to 1999, MichCon’s policy was to issue all stock based awards in the form of performance units. In February 1999, MichCon revised its policy whereby 50% of any stock-related awards will be in the form of stock options. The remaining 50% of any awards will continue to be in the form of performance units. Pending the results of the proposed merger, no awards will be made under the Plan in 2000.

During 1999, 1998 and 1997, MichCon granted 47,080, 125,016 and 102,750 performance units, respectively, with a weighted-average grant date fair value of $17.25, $37.00 and $31.00 per unit, respectively. The performance units are denominated in shares of MCN common stock. Under the terms of the Plan, the initial number of performance units granted is based on total shareholder return relative to the peer group during the previous three-year period. Participants receive dividend equivalents on the units granted. The initial grants are adjusted upward or downward based on total shareholder return relative to the peer group for the subsequent three-year period. The final awards are then payable in shares of common stock or can be deferred. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met. The deferred units must be retained by the participants until their employment with MichCon ceases.

In February 1999, MichCon granted 356,125 stock options with a grant date fair value of $2.67 per option. Each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

option allows the participant to purchase one share of MCN common stock at $17.25, which was the market price of MCN’s common shares on the grant date. The options were set to vest ratably over the three years following date of grant and expire in the tenth year following date of grant. During 1999, 28,875 options were forfeited and no options were exercised resulting in 327,250 options outstanding at December 31, 1999.

MichCon accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the costs of performance units and stock options awarded, generally measured at their fair value on the grant date, are recorded as compensation expense over their vesting period.

As a result of MCN shareholders’ approving the pending merger with DTE (Note 2) on December 20, 1999, provisions of the Stock Incentive Plan provided for the immediate vesting of all performance units and stock options outstanding. The performance unit grants outstanding vested at no less than 100%, and were based on MCN’s total shareholder return relative to its peer group at the date of the shareholders’ vote. Subject to the stock ownership guidelines, participants had a one-time choice to have the value of their options and performance units paid in cash at a weighted value of $25.12. Accordingly, MichCon adjusted 1999 compensation expense to reflect the December 1999 value and the accelerated vesting of awards outstanding.

Stock-based compensation cost recognized during 1999 for all awards outstanding totaled $8,692,000. A stock-based compensation benefit of $1,493,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest. Stock-based compensation cost recognized during 1997 totaled $7,430,000.

INDEPENDENT AUDITORS’ REPORT

Michigan Consolidated Gas Company:

      We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

Deloitte & Touche LLP
Detroit, Michigan
March 21, 2000

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Operating Results (Unaudited)

      Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

(Thousands of Dollars)

1999

Operating Revenue	$498,090	$185,555	$122,635	$329,459

Operating Income (Loss)	139,123	23,745	(4,405)	57,709

Net Income (Loss)	83,973	8,165	(13,540)	27,738

1998

Operating Revenue	$429,227	$172,787	$122,428	$309,216

Operating Income (Loss)	109,669	15,962	(25,997)	56,977

Net Income (Loss)	61,664	3,014	(18,338)	30,636

SCHEDULE II

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 1999
Reserve Deducted From Assets in

Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$8,928	$11,512	$—	$2,663	$17,777

Reserve Included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing	$32,092	$—	$—	$724	$31,368

Reserves Included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,515	$1,716	$416	$1,921	$2,726

Year Ended December 31, 1998

Reserve Deducted From Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$15,015	$13,029	$—	$19,116	$8,928

Reserve Included in Current Liabilities — Other in Consolidated Statement of Financial Position:

Environmental testing	$33,741	$—	$—	$1,649	$32,092

Reserves Included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:

Injuries and damages	$4,838	$(328)	$438	$2,433	$2,515

Year Ended December 31, 1997

Reserve Deducted From Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$17,707	$21,680	$—	$24,372	$15,015

Reserve Included in Current Liabilities — Other in Consolidated Statement of Financial Position:

Environmental testing	$34,576	$—	$—	$835	$33,741

Reserves Included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:

Injuries and damages	$9,182	$1,400	$608	$6,352	$4,838

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

      Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 11. EXECUTIVE COMPENSATION

      Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

      Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

      1. For a list of the financial statements included herein, see the section titled “Financial Statements and Supplementary Data”, page 30 in Part II, Item 8 of this Report.

      2. For the financial statement schedule included herein, see the section titled “Financial Statements and Supplementary Data”, page 30 in Part II, Item 8 of this Report.

      Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
ON FORM 8-K (CONTINUED)

      3. Exhibits, including those incorporated by reference:

Exhibit No.	Description

3-1	Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2	By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285), and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).

4-2	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4.1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K)

4-3	MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.

10-1	MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No 33-21930-99).

10-2	Form of Employment Agreement (Exhibit 99-2 to MCN’s June 30, 1997 Form 10-Q).

10-3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).

10-4	MCN Energy Group Inc. Stock Incentive Plan, as amended.*

10-5	MCN Executive Deferred Compensation Plan, as amended.*

10-6	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended.*

10-7	MCN Energy Group Inc. Supplemental Retirement Plan, as amended.*

10-8	MCN Mandatory Deferred Compensation Plan, as amended.*

10-9	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
ON FORM 8-K (CONCLUDED)

10-10	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended.*

10-11	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-11 to 1998 Form 10-K).

10-12	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K).

10-13	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).

10-14	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).

12-1	Computation of Ratio of Earnings to Fixed Charges.*

23-1	Independent Auditors’ Consent — Deloitte & Touche LLP.*

24-1	Powers of Attorney.*

27-1	Financial Data Schedule.*

(B) REPORTS ON FORM 8-K:

       None.

______________________

*	Indicates document filed herewith.

References are to MichCon’s File No. 1-7310 for the MichCon documents incorporated by reference and to MCN’s File No. 1-10070 for the MCN documents incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY (Registrant)

By: /s/Robert Kaslik
Robert Kaslik Controller March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	TITLE	DATE

*	Director and Chairman	March 28, 2000

Alfred R. Glancy III

*	Director, President and Chief Executive Officer	March 28, 2000

Stephen E. Ewing

*	Director, Executive Vice President, Chief Financial Officer and Treasurer	March 28, 2000

Howard L. Dow III

*	Director, Senior Vice President, General Counsel and Secretary	March 28, 2000

Daniel L. Schiffer

/s/Robert Kaslik	Controller	March 28, 2000

Robert Kaslik

*By: /s/ Robert Kaslik
Robert Kaslik Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3-1	Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-2	By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-1	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285), and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).

4-2	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4.1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).

4-3	MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.

10-1	MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No. 33-21930-99).

10-2	Form of Employment Agreement (Exhibit 99-2 to MCN’s June 30, 1997 Form 10-Q).

10-3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).

10-4	MCN Energy Group Inc. Stock Incentive Plan, as amended.*

10-5	MCN Executive Deferred Compensation Plan, as amended.*

10-6	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended.*

10-7	MCN Energy Group Inc. Supplemental Retirement Plan, as amended.*

10-8	MCN Mandatory Deferred Compensation Plan, as amended.*

10-9	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*

10-10	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended.*

10-11	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-11 to 1998 Form 10-K).

10-12	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K).

10-13	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).

10-14	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).

12-1	Computation of Ratio of Earnings to Fixed Charges.*

23-1	Independent Auditors’ Consent – Deloitte & Touche LLP.*

24-1	Powers of Attorney.*

27-1	Financial Data Schedule.*