Form 10-Q
period 2000-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2000-05-15
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or

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

      Number of shares outstanding of each of the registrant’s classes of common stock, as of May 12, 2000:

Common Stock, par value $1.00 per share: 10,300,000

Index To Form 10-Q
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index To Form 10-Q

For Quarter Ended March 31, 2000

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	16

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect warmer weather and reduced contributions from gas sales program – MichCon’s earnings were $66.9 million for the 2000 first quarter, a decrease of $17.1 million from the comparable 1999 period of $84.0 million. Earnings for the 2000 twelve-month period were $89.3 million, a decrease of $10.0 million from earnings for the 1999 twelve-month period of $99.3 million. As subsequently discussed, the 2000 twelve-month period includes costs associated with the merger between MichCon’s parent company, MCN Energy Group Inc. (MCN), and DTE Energy Company which reduced earnings by $16.8 million (Note 2). The 1999 twelve-month period includes the write-down of a gas gathering pipeline which reduced earnings by $11.2 million (Note 3). Excluding the merger costs and write-down, earnings for the 2000 twelve-month period decreased $4.4 million over the corresponding 1999 period. The earnings decline for the 2000 first quarter reflects the impact of warmer weather and reduced contributions from the gas sales program. The decrease in earnings for the 2000 twelve-month period reflects warmer weather and higher financing costs, partially offset by increased contributions from the gas sales program.

Earnings Components (Dollars in Millions)
Comparing 2000 to 1999

	Quarter		Twelve Months

	$ Change	% Change	$ Change	% Change

Operating Revenues	(55.3)	(11.1)%	(22.1)	(2.0)%

Cost of Gas	(31.8)	(12.8)	(30.2)	(6.3)

Gross Margin	(23.5)	(9.4)	8.1	1.3

Operation and Maintenance	(3.5)	(5.2)	4.9	1.9

Depreciation and Depletion	1.3	5.4	5.2	5.4

Property and Other Taxes	.5	2.9	(10.8)	(19.2)

Merger Costs (Note 2)	.3	N/A	25.8	N/A

Property Write-down (Note 3)	—	—	(24.8)	N/A

Other Income and Deductions	1.8	15.1	13.8	33.2

Income Tax Provision	(7.0)	(16.3)	4.1	9.0

Net Income	(17.1)	(20.3)	(10.0)	(10.1)

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $23.5 million in the 2000 first quarter and increased $8.1 million in the 2000 twelve-month period. Gross margins for the 2000 quarter reflect lower gas sales due to weather, which was 9.9% warmer in the current quarter compared to the same 1999 period. Additionally, the decline in the 2000 first quarter is due to lower margins generated under MichCon’s three-year gas sales program that began in January 1999 (Note 4a). Under the gas sales program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. However, gas sales margins in the 2000 first quarter were lower than the same 1999 period as a result of higher fixed-price supplies and the loss of

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

approximately 70,000 customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program that began in April 1999. Although MichCon has lost gas sales margins from these customers, distribution margins are retained as MichCon continues to transport and deliver the gas to the customers’ premises. MichCon’s fixed-price supplies for the remainder of 2000 as well as 2001 are at prices higher than those paid in 1999. Accordingly, margins in future periods are expected to be lower than those generated in 1999.

The increase in gross margins for the 2000 twelve-month period reflects higher margins generated under the gas sales program. As a result of the gas sales program beginning in January 1999, the 2000 twelve-month period includes a full year’s contribution whereas the 1999 twelve-month period includes only three months of contributions. Gross margins for both the 2000 first quarter and the twelve-month period were also impacted by a decline in intermediate transportation revenues and revenues from other gas-related services.

Effect of Weather on Gas Markets and Earnings

	Quarter		Twelve Months

	2000	1999	2000	1999

Percentage Colder (Warmer) Than Normal	(14.2)%	(4.3)%	(13.9)%	(12.0)%

Increase (Decrease) From Normal in:

Gas markets (in Bcf)	(16.1)	(5.1)	(29.7)	(26.2)
Net income (in Millions)	$(15.0)	$(5.1)	$(28.5)	$(23.7)

Gas sales and end user transportation revenues in total decreased $52.9 million for the 2000 first quarter and $18.1 million for the 2000 twelve-month period. Revenues reflect a decline in gas sales volumes, partially offset by higher end user transportation deliveries. Gas sales volumes decreased 14.3 billion cubic feet (Bcf) in the 2000 first quarter and 17.3 Bcf in the 2000 twelve-month period due primarily to the warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 9.2 Bcf in the 2000 first quarter and 20.8 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially offsetting the increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

The revenue comparison for the twelve-month period was also impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.27 per Mcf (10%) for the 2000 twelve-month period.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

	Quarter		Twelve Months

	2000	1999	2000	1999

Gas Markets (in Millions)

Gas Sales	$370.7	$435.7	$842.5	$892.6

End User Transportation	38.8	26.7	115.7	83.7

	409.5	462.4	958.2	976.3

Intermediate Transportation	14.5	14.7	57.5	59.9

Other	18.8	21.0	64.7	66.3

	$442.8	$498.1	$1,080.4	$1,102.5

Gas Markets (in Bcf)

Gas Sales	76.7	91.0	163.9	181.2

End User Transportation	51.6	42.4	160.9	140.1

	128.3	133.4	324.8	321.3

Intermediate Transportation	182.9	127.4	587.4	516.5

	311.2	260.8	912.2	837.8

Intermediate transportation revenues decreased $.2 million in the 2000 first quarter and $2.4 million in the 2000 twelve-month period, whereas intermediate transportation deliveries increased 55.5 Bcf and 70.9 Bcf, respectively. A significant portion of the volume increase was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non-fixed fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues decreased $2.2 million in the 2000 first quarter and $1.6 million in the 2000 twelve-month period due to a decline in storage revenues, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services.

Cost of Gas

Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of gas sold decreased $31.8 million in the 2000 first quarter and $30.2 million in the 2000 twelve-month period, primarily due to a decline in sales volumes. As previously discussed, the decrease in sales volumes reflects the warmer weather and customers who have chosen to purchase gas from other suppliers under MichCon’s customer choice program. Partially offsetting the impact of lower sales volumes was an increase in the price paid for gas purchased of $.11 per Mcf (4%) in the 2000 first quarter and $.10 per Mcf (4%) in the 2000 twelve-month period.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Other Operating Expenses

Operation and maintenance expenses decreased $3.5 million in the 2000 first quarter and increased $4.9 million in the 2000 twelve-month period. The decrease in the current quarter is attributable to lower employee benefit costs, primarily pension and retiree healthcare costs, and the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MichCon’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liability for future costs of environmental investigation and remediation costs at former manufactured gas plant sites.

The increase in operation and maintenance expenses in the 2000 twelve-month period is due to additional computer system support costs associated with MichCon’s new customer information system and higher injuries and damages costs. Additionally, the increase reflects higher employee incentive payments. The higher costs of these items more than offset the benefits from lower pension and retiree healthcare costs and environmental insurance proceeds.

Depreciation and depletion increased $1.3 million in the 2000 first quarter and $5.2 million in the 2000 twelve-month period reflecting depreciation on higher plant balances.

Property and other taxes increased $.5 million in the 2000 first quarter and decreased $10.8 million in the 2000 twelve-month period. The current twelve-month period reflects a change in the calculation of the value of personal property subject to taxation by local governments (Note 6a).

Merger costs of $25.8 million in the 2000 twelve-month period include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Property write-down of $24.8 million in the 1999 twelve-month period reflects the impairment of certain gas gathering properties in northern Michigan (Note 3).

Other Income and Deductions

Other income and deductions increased $1.8 million in the 2000 first quarter and $13.8 million in the 2000 twelve-month period. Both 2000 periods were impacted by higher interest costs primarily due to an increase in long-term debt outstanding as well as a decline in interest capitalized relating to construction activities. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes

Income taxes for both 2000 periods were impacted by a decrease in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years’ tax issues in the 1999 periods.

Outlook

MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one.

As discussed in MichCon’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999.

The plan increases MichCon’s risk associated with generating margins that cover its gas costs. The level of margins generated from selling gas will also be affected by differences between actual gas sales volumes and the volume of fixed-price gas supplies. Actual gas sales volumes will fluctuate as a result of changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

CAPITAL RESOURCES AND LIQUIDITY

	Quarter

	2000	1999

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):

Operating activities	$199.2	$179.7

Financing activities	(176.3)	(136.7)

Investing activities	(22.2)	(26.1)

Net Increase in Cash and Cash Equivalents	$.7	$16.9

Operating Activities

Cash flow from operating activities increased $19.5 million during the 2000 first quarter as compared to the same 1999 period. The increase was due primarily to lower working capital requirements, partially offset by a decrease in earnings, after adjusting for non-cash items (depreciation and deferred taxes).

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Financing Activities

Cash flow used for financing activities increased $39.6 million during the 2000 first quarter as compared to the 1999 first quarter. The increase is due to the repayment of more short- and long-term debt, partially offset by a reduction in dividends paid to MCN. A summary of MichCon’s financing strategies, as well as its significant financing activities follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $150 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility. The 364-day facility expires in July 2000, and the three-year facility expires in July 2001. During the first three months of 2000, MichCon repaid $158.4 million of commercial paper, leaving borrowings of $78.2 million outstanding under this program at March 31, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

Investing Activities

MichCon’s cash used for investing activities decreased $3.9 million in the 2000 first quarter as compared to the same 1999 period. The decrease was due primarily to lower capital expenditures. Capital expenditures primarily represent the construction of distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK INFORMATION

MichCon has market risk arising from fluctuations in natural gas prices. MichCon manages natural gas price risk by entering into fixed-price contracts for a substantial portion of its expected supply requirements. If MichCon did not enter into these fixed-price supply contracts, its exposure to such risk would be substantially higher. See the “Outlook” section for a further discussion of MichCon market risks.

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon also has market risk arising from fluctuations in interest rates. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities.

MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs and risk, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

exchange of the underlying principal amounts. During the 2000 first quarter, there were no material changes to MichCon’s interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. The effects of SFAS No. 133 on MichCon’s financial statements are subject to fluctuations in the market value of hedging contracts, which are, in turn, affected by variations in interest rates. Accordingly, management cannot quantify the effects of adopting SFAS No. 133 at this time.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 1999 Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands)

Operating Revenues	$442,747	$498,090	$1,080,396	$1,102,521

Operating Expenses

Cost of gas	216,520	248,351	452,094	482,291

Operation and maintenance	64,063	67,546	262,621	257,721

Depreciation and depletion	25,944	24,608	100,215	95,046

Property and other taxes	18,990	18,462	45,758	56,598

Merger costs (Note 2)	347	—	25,776	—

Property write-down (Note 3)	—	—	—	24,800

Total operating expenses	325,864	358,967	886,464	916,456

Operating Income	116,883	139,123	193,932	186,065

Other Income and (Deductions)

Interest income	726	999	2,331	5,575

Interest on long-term debt	(12,273)	(10,966)	(48,572)	(43,644)

Other interest expense	(3,009)	(2,655)	(8,980)	(11,511)

Minority interest (Note 3)	(139)	(257)	(902)	6,215

Equity in earnings of joint ventures	587	441	2,122	1,798

Other	320	464	(1,160)	161

Total other income and (deductions)	(13,788)	(11,974)	(55,161)	(41,406)

Income Before Income Taxes	103,095	127,149	138,771	144,659

Income Tax Provision	36,155	43,176	49,468	45,374

Net Income	$66,940	$83,973	$89,303	$99,285

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Three Months Ended		Twelve Months Ended
	March 31		March 31

	2000	1999	2000	1999

(in Thousands)

Balance — Beginning of Period	$494,803	$406,144	$472,440	$436,989

Add — Net income	66,940	83,973	89,303	99,285

	561,743	490,117	561,743	536,274

Deduct — Common stock dividends declared	—	17,677	—	63,834

Balance — End of Period	$561,743	$472,440	$561,743	$472,440

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	March 31		December 31

	2000	1999	1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents	$10,366	$23,512	$9,705

Accounts receivable, less allowance for doubtful accounts of $18,276, $11,545 and $17,777, respectively	201,207	214,693	147,412

Accrued unbilled revenues	67,744	76,431	98,866

Gas in inventory (Note 5)	34,014	24,485	74,150

Property taxes assessed applicable to future periods	49,525	59,255	60,589

Other	31,742	32,990	31,594

	394,598	431,366	422,316

Deferred Charges and Other Assets

Investment in and advances to joint ventures	19,802	19,808	19,115

Long-term investments	68,104	66,110	67,210

Deferred environmental costs	26,067	28,286	28,639

Prepaid benefit costs	170,563	124,235	156,290

Other	58,138	61,250	64,546

	342,674	299,689	335,800

Property, Plant and Equipment, at cost	3,004,736	2,911,368	2,988,318

Less — Accumulated depreciation and depletion	1,486,590	1,420,513	1,463,706

	1,518,146	1,490,855	1,524,612

	$2,255,418	$2,221,910	$2,282,728

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$81,071	$96,390	$93,549

Notes payable	79,416	107,900	237,785

Current portion of long-term debt and capital lease obligations	26,150	58,211	27,984

Gas inventory equalization (Note 5)	80,844	79,559	—

Federal income, property and other taxes payable	78,328	103,464	71,415

Exchange gas payable	2,048	25,835	3,598

Customer deposits	16,944	17,459	17,698

Other	53,285	58,935	64,741

	418,086	547,753	516,770

Deferred Credits and Other Liabilities

Deferred income taxes	117,250	96,353	105,351

Unamortized investment tax credit	27,300	29,303	27,778

Tax benefits amortizable to customers	135,616	129,494	136,236

Accrued environmental costs	24,711	31,888	25,068

Minority interest	6,524	8,175	8,716

Other	58,703	51,860	46,398

	370,104	347,073	349,547

Long-Term Debt, including capital lease obligations	664,786	613,945	680,909

Commitments and Contingencies (Note 6)

Common Shareholder’s Equity

Common stock	10,300	10,300	10,300

Additional paid-in capital	230,399	230,399	230,399

Retained earnings	561,743	472,440	494,803

	802,442	713,139	735,502

	$2,255,418	$2,221,910	$2,282,728

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2000	1999

(in Thousands)

Cash Flow From Operating Activities

Net income	$66,940	$83,973

Adjustments to reconcile net income to net cash flow provided from operating activities

Depreciation and depletion

Per statement of income	25,944	24,608

Charged to other accounts	2,391	2,162

Deferred income taxes — current	(4,266)	(5,309)

Deferred income taxes and investment tax credit, net	10,801	6,679

Other	(3,002)	(1,211)

Changes in assets and liabilities, exclusive of changes shown separately	100,413	68,811

Net cash provided from operating activities	199,221	179,713

Cash Flow From Financing Activities

Notes payable, net	(158,369)	(113,269)

Retirement of long-term debt	(17,925)	(5,934)

Dividends paid	—	(17,500)

Net cash used for financing activities	(176,294)	(136,703)

Cash Flow From Investing Activities

Capital expenditures	(20,963)	(24,209)

Other	(1,303)	(1,892)

Net cash used for investing activities	(22,266)	(26,101)

Net Increase in Cash and Cash Equivalents	661	16,909

Cash and Cash Equivalents, January 1	9,705	6,603

Cash and Cash Equivalents, March 31	$10,366	$23,512

Changes in Assets and Liabilities, Exclusive of Changes

Shown Separately

Accounts receivable, net	$(53,909)	$(72,560)

Gas inventory equalization	80,844	79,559

Accrued unbilled revenues	31,122	10,336

Accrued/deferred gas cost recovery revenues, net	—	(15,153)

Gas in inventory	40,136	32,484

Property taxes assessed applicable to future periods	11,064	11,910

Prepaid benefit costs, net	(14,273)	(10,356)

Accounts payable	(12,478)	(2,501)

Federal income, property and other taxes payable	6,913	42,405

Exchange gas payable	(1,550)	(498)

Other current assets and liabilities, net	(8,384)	(4,852)

Other deferred assets and liabilities, net	20,928	(1,963)

	$100,413	$68,811

Supplemental Disclosures

Cash paid (received) for:

Interest, net of amounts capitalized	$13,450	$13,447

Federal income taxes	$(857)	$(5,133)

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying consolidated financial statements should be read in conjunction with MichCon’s 1999 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2000 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.	MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MCN Energy Group Inc. (MCN), parent company of MichCon, and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. While it is still possible for the merger to close in mid- to late 2000, discussions continue with the Federal Trade Commission and a final closing date cannot be determined with certainty.

As a result of the pending merger, MCN incurred merger-related costs, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses which had the effect of decreasing earnings by $347,000 pre-tax ($226,000 net of taxes) and $25,776,000 pre-tax ($16,754,000 net of taxes) for the three- and twelve-month periods ended March 31, 2000, respectively.

3.	PROPERTY WRITE-DOWN

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon recorded a $24,800,000 pre-tax ($11,200,000 net of taxes and minority interest) write-down of certain gas gathering properties in the third quarter of 1998. An analysis revealed that projected cash flows from the gathering system were not sufficient to cover the system’s carrying value. Therefore, an impairment loss was recorded representing the amount by which the carrying value of the system exceeded its estimated fair value.

4.	REGULATORY MATTERS

a.	Regulatory Reform Plan
As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for a substantial portion of its expected gas supply requirements through 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the plan began in April 2000 and the number of customers participating decreased to approximately 55,000. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

In addition, the plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity exceed predetermined thresholds. MichCon filed its income sharing report with the Michigan Public Service Commission (MPSC) on March 31, 2000, using the MPSC approved formula, indicating that no income sharing was required for 1999. The MPSC staff has requested a hearing on this matter. Management believes that no income sharing is required.

b.	Gas Cost Recovery Proceedings
The Gas Cost Recovery (GCR) process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 which indicates an overrecovery of $18,000,000, including interest. Management believes that 1998 gas costs were reasonable and prudent and that the MPSC should approve the gas costs incurred. However, management cannot predict the outcome of this proceeding. During the first quarter of 1999, MichCon refunded the overrecovery to customers as a reduction in gas sales rates.

5.	GAS IN INVENTORY

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

6.	CONTINGENCIES

a.	Personal Property Taxes
As discussed in MichCon’s 1999 Annual Report on Form 10-K, in 1998, MichCon began filing its personal property tax information with local governments that reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local governments have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting governments. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local governments that have not accepted the revised calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the Michigan State Tax Commission (STC) approved new valuation tables that more accurately recognize the value of utilities’ personal property. The new tables are effective in 2000, however several local governments have taken legal action to prevent the STC from implementing the new valuation tables. The Michigan Tax Tribunal has requested parties to submit briefs to determine what is the proper scope and standard for its review of the tables. It is management’s belief that several local governments will not use the revised tables until the legal actions have been resolved. The legal action, along with possible additional appeals by local governments, could delay expected recoveries related to the new valuation tables until 2001.

Based on past practice, MichCon expects to ultimately settle pending tax appeals with local governments by applying the new tables retroactively, a solution supported in the past by the STC. MichCon’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

b. Legal and Administrative Proceedings
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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of March 31, 2000 and 1999, the related condensed consolidated statements of income and retained earnings for the three and twelve-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 1999, and the related consolidated statements of income, capitalization, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 11, 2000

OTHER INFORMATION
EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit Number	Description

	12-1	Computation of Ratio of Earnings to Fixed Charges

	15-1	Letter re unaudited interim financial information

	27-1	Financial Data Schedule

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 15, 2000	By:	/s/ Robert Kaslik

Robert Kaslik
Controller

Exhibit Index

Exhibit No.	Description

12-1	Computation of Ratio of Earnings to Fixed Charges

15-1	Letter re unaudited interim financial information

27-1	Financial Data Schedule