Form 10-Q
period 2000-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2000-08-15
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Yes   X        No _____

      Number of shares outstanding of each of the registrant’s classes of common stock, as of August 14, 2000:

Common Stock, par value $1.00 per share: 10,300,000

INDEX TO FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2000

PAGE
NUMBER

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Results reflect reduced contributions from gas sales program - MichCon’s earnings were $4.0 million and $70.9 million for the 2000 quarter and six-month period, respectively, resulting in decreases of $4.2 million and $21.2 million from the comparable 1999 periods. Earnings for the 2000 twelve-month period were $85.1 million, a decrease of $19.3 million from the corresponding 1999 period. As subsequently discussed, the 2000 periods include costs associated with the merger between MichCon’s parent company, MCN Energy Group Inc. (MCN), and DTE Energy Company (Note 2). The 1999 twelve-month period includes the write-down of a gas gathering pipeline (Note 3). Excluding the merger costs and write-down, earnings for the 2000 quarter, six- and twelve-month periods decreased $3.5 million, $20.3 million and $13.0 million, respectively, over the corresponding 1999 periods. The earnings declines for the 2000 quarter and six-month period reflect reduced contributions from the gas sales program. Warmer weather and higher financing costs drove the earnings decline in the 2000 twelve-month period and contributed to the decline in the 2000 six-month period.

Earnings Components (Dollars in Millions)
Comparing 2000 to 1999

	Quarter		6 Months		12 Months

	$	%	$	%	$	%
	Change	Change	Change	Change	Change	Change

Operating Revenues	1.9	1.0	(53.4)	(7.8)	(33.0)	(3.0)

Cost of Gas	9.7	16.1	(22.1)	(7.2)	(23.4)	(4.8)

Gross Margin	(7.8)	(6.2)	(31.3)	(8.3)	(9.6)	(1.5)

Operation and Maintenance	(5.5)	(8.6)	(9.0)	(6.9)	(2.7)	(1.0)

Depreciation and Depletion	1.3	5.3	2.6	5.3	5.2	5.4

Property and Other Taxes	.9	7.0	1.4	4.6	(8.7)	(15.7)

Merger Costs (Note 2)	1.1	N/A	1.4	N/A	26.9	N/A

Property Write-down (Note 3)	—	—	—	—	(24.8)	N/A

Other Income and Deductions	.9	7.6	2.7	11.4	14.0	33.4

Income Tax Provision	(2.2)	(56.1)	(9.2)	(19.6)	(.2)	(.3)

Net Income	(4.2)	(51.2)	(21.2)	(23.0)	(19.3)	(18.5)

Gross Margin
Gross margin (operating revenues less cost of gas) decreased $7.8 million, $31.3 million and $9.6 million in the 2000 quarter, six- and twelve-month periods, respectively. Gross margins for the 2000 quarter and six-month period reflect lower margins generated under MichCon’s three-year gas sales program which began in January 1999 (Note 4a). Under the gas sales program, MichCon’s gas sales rates include a gas commodity component fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected gas supply requirements in 2000 and approximately 65% of such requirements in 2001. However, gas sales margins in the 2000 first and second quarters were lower than the same 1999 periods as a result of higher fixed-price supplies.

Gross margins for the 2000 twelve-month period include higher margins generated under MichCon’s gas sales program. As a result of the gas sales program beginning in January 1999, the 2000 twelve-

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

month period includes a full year’s contribution, whereas the 1999 twelve-month period includes only six months of contributions.

Gross margins for all three 2000 periods were affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year customer choice program. Year one of this program began in April 1999 with approximately 70,000 customers choosing to participate. Year two commenced in April 2000 with the number of customers participating declining to approximately 55,000. Distribution margins are retained from these customers as MichCon continues to transport and deliver the gas to the customers’ premises.

Gross margins for all three 2000 periods were also impacted by varying weather which was 13.3% colder in the 2000 quarter, and 5.2% and .6% warmer in the 2000 six- and twelve-month periods, respectively, compared to the same 1999 periods. Additionally, the 2000 periods reflect a provision for customer refunds (Note 4b), as well as a decline in intermediate transportation revenues and revenues from other gas-related services.

Effect of Weather on Gas Markets and Earnings

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Percentage Colder (Warmer) Than Normal	(8.1)%	(21.4)%	(13.0)%	(7.8)%	(12.2)%	(11.6)%

Increase (Decrease) From Normal in:

Gas markets (in Bcf)	(1.9)	(5.3)	(18.0)	(10.4)	(26.4)	(25.4)

Net income (in Millions)	$(1.7)	$(5.1)	$(16.7)	$(10.3)	$(25.0)	$(23.7)

Gas sales and end user transportation revenues in total increased $3.4 million for the 2000 quarter, and decreased $49.5 million and $29.2 million for the 2000 six- and twelve-month periods, respectively. Revenues for the 2000 quarter reflect an increase in gas sales volumes and end user transportation deliveries due primarily to more normal weather. The 2000 six- and twelve-month periods reflect a decline in gas sales revenues due to lower sales volumes, partially offset by higher end user transportation revenues due to increased deliveries. Gas sales volumes decreased 13.6 billion cubic feet (Bcf) in the 2000 six-month period and 16.1 Bcf in the 2000 twelve-month period due primarily to warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 14.7 Bcf in the 2000 six-month period and 25.6 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially offsetting the 2000 six- and twelve-month periods’ increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

The gas sales revenues comparison was impacted by a $2.4 million provision for customer refunds recorded in the 2000 quarter, and the end user transportation comparison was affected by the temporary shutdown of an industrial customer’s plant in the 1999 quarter.

Additionally, the gas sales revenues comparison for the twelve-month period was impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.12 per Mcf (4%) for the 2000 twelve-month period.

	Quarter		6 Months		12 Months

	2000	1999	2000	1999	2000	1999

Gas Markets (in Millions)

Gas Sales	$134.1	$133.0	$504.8	$568.7	$843.6	$902.0

End User Transportation	25.6	23.3	64.4	50.0	118.0	88.8

	159.7	156.3	569.2	618.7	961.6	990.8

Intermediate Transportation	12.7	13.9	27.2	28.6	56.3	58.0

Other	15.0	15.4	33.8	36.3	64.3	66.5

	$187.4	$185.6	$630.2	$683.6	$1,082.2	$1,115.3

Gas Markets (in Bcf)

Gas Sales	24.3	23.6	101.0	114.6	164.6	180.7

End User Transportation	37.3	31.8	88.9	74.2	166.4	140.8

	61.6	55.4	189.9	188.8	331.0	321.5

Intermediate Transportation	111.7	135.0	294.6	262.3	564.1	503.0

	173.3	190.4	484.5	451.1	895.1	824.5

Intermediate transportation revenues decreased $1.2 million, $1.4 million and $1.7 million in the 2000 quarter, six- and twelve-month periods, respectively. Although revenues declined slightly, the related deliveries fluctuated significantly, decreasing 23.3 Bcf in the 2000 quarter, and increasing 32.3 Bcf and 61.1 Bcf in the 2000 six- and twelve-month periods, respectively. A significant portion of the volume variations was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non fixed-fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues decreased $.4 million, $2.5 million and $2.2 million in the 2000 quarter, six- and twelve-month periods, respectively. Revenues in the 2000 six- and twelve-month periods reflect a decline in storage revenues, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services.

Cost of Gas
Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through December 1998, MichCon’s sales rates were set to recover all of its reasonably and prudently

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s gas sales program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in January 1999, changes in cost of gas sold directly impact gross margins and earnings.

Cost of gas sold increased $9.7 million in the 2000 quarter, and decreased $22.1 million and $23.4 million in the 2000 six- and twelve-month periods, respectively. The cost of gas variations primarily reflects weather-driven sales volumes as well as changes in sales volumes associated with customers who have chosen to purchase gas from other suppliers under MichCon’s customer choice program. Also impacting cost of gas sold was an increase in the price paid for gas purchased of $.10 per Mcf (4%) in the 2000 quarter and $.11 per Mcf (4%) in both the 2000 six- and twelve-month periods.

Other Operating Expenses
Operation and maintenance expenses decreased $5.5 million, $9.0 million and $2.7 million in the 2000 quarter, six- and twelve-month periods, respectively. The decreases are attributable to lower employee benefit costs, primarily pension costs. The 2000 six- and twelve-month periods also benefited from the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MichCon’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation at former manufactured gas plant sites.

Partially offsetting the improvement in the 2000 twelve-month period were additional computer system support costs associated with MichCon’s new customer information system, higher injuries and damages costs, and higher employee incentive payments.

Depreciation and depletion increased $1.3 million, $2.6 million and $5.2 million in the 2000 quarter, six- and twelve-month periods, respectively, reflecting depreciation on higher plant balances.

Property and other taxes increased $.9 million and $1.4 million in the 2000 quarter and six-month period, respectively, and decreased $8.7 million in the 2000 twelve-month period. All three 2000 periods were impacted by taxes on higher plant balances. However, the effect of higher plant balances in the 2000 twelve-month period was more than offset by a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. MichCon has pending tax appeals with various local taxing jurisdictions to recover excess payments made in prior years based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, is expected to lower MichCon’s personal property taxes by approximately $8 million annually beginning in July 2000. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 6a).

Merger costs of $1.1 million, $1.4 million and $26.9 million in the 2000 quarter, six- and twelve-month periods, respectively, include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Property write-down of $24.8 million in the 1999 twelve-month period reflects the impairment of certain gas gathering properties in northern Michigan (Note 3).

Other Income and Deductions
Other income and deductions increased $.9 million, $2.7 million and $14.0 million in the 2000 quarter, six- and twelve-month periods, respectively. All three 2000 periods reflect higher interest costs primarily due to an increase in the average balance of long-term debt outstanding, interest on customer refunds as well as a decline in interest capitalized relating to construction activities. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN. Other income and deductions in the 1999 twelve-month period include a change in minority interest reflecting the joint venture partners’ share of the write-down of the gas gathering properties (Note 3).

Income Taxes
Income taxes for all three 2000 periods were impacted by a decrease in pre-tax earnings. Income tax comparisons were also affected by the favorable resolution of prior years’ tax issues.

Outlook
MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun, and plans to continue capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program that is designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one as a result of fewer natural gas marketers participating due to higher gas prices.

As discussed in MichCon’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The plan also increases MichCon’s risk associated with generating margins that cover its gas costs. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected supply requirements in 2000 and approximately 65% of such requirements in 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. MichCon expects to meet its remaining gas supply requirements for 2000 and 2001 through open-market gas purchases, supplemented with gas from storage. Margins in future periods could decline further if gas prices remain at their current levels, which are high compared to historical periods. The level of margins generated from selling gas will also be affected by actual gas sales

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

volumes, which will fluctuate as a result of changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. Although MichCon supports customer choice initiatives, management is concerned with the structure of the current three-year customer choice and gas sales programs which fixed the gas commodity component of its sales rates at $2.95 per Mcf. MichCon is unable to adjust its sales prices to levels that are responsive to changes in the marketplace. Given the current environment of high gas prices, MichCon could incur losses on incremental volumes associated with unexpected demand, such as volumes resulting from colder weather or additional gas sales customers. MichCon is exploring its options to minimize its exposure to price risk, including supplementing its fixed-price supplies with heavier reliance on withdrawals from storage and seeking regulatory or legislative reform.

CAPITAL RESOURCES AND LIQUIDITY

	6 Months

Cash and Cash Equivalents (in Millions)	2000	1999

Cash Flow Provided From (Used For):

Operating activities	$275.0	$222.6

Financing activities	(235.1)	(159.7)

Investing activities	(46.6)	(58.7)

Net Increase (Decrease) in Cash and Cash Equivalents	$(6.7)	$4.2

Operating Activities
Cash flow provided from operating activities increased $52.4 million during the 2000 six-month period compared to the same 1999 period. The increase was due primarily to lower working capital requirements, partially offset by a decrease in earnings, after adjusting for non-cash items (depreciation and deferred taxes).

Financing Activities
Cash flow used for financing activities increased $75.4 million during the 2000 six-month period compared to the same 1999 period. The increase is due to the repayment of more short- and long-term debt, net of new debt issuances. This increase was partially offset by a reduction in dividends paid to MCN. A summary of MichCon’s financing strategies, as well as its significant financing activities follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

several banks. MichCon has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $150 million to $200 million. The three-year facility totals $150 million and expires in July 2001. During the first six months of 2000, MichCon repaid $194.1 million of commercial paper, leaving borrowings of $41.8 million outstanding under this program at June 30, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

In July 2000, MichCon paid a $25 million dividend to MCN.

Investing Activities
MichCon’s cash used for investing activities decreased $12.1 million in the 2000 six-month period compared to the same 1999 period. The decrease was due primarily to lower capital expenditures. Capital expenditures primarily represent the construction of distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK INFORMATION
MichCon has market risk arising from fluctuations in natural gas prices. MichCon manages natural gas price risk by entering into fixed-price contracts for a large portion of its expected supply requirements. If MichCon did not enter into these fixed-price supply contracts, its exposure to such risk would be substantially higher. See the “Outlook” section for a further discussion of MichCon’s market risks.

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon also has market risk arising from fluctuations in interest rates. MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 2000 six-month period, there were no material changes to MichCon’s interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS
Derivative and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

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

MichCon initiated a corporate-wide plan in 1998 to address the issues associated with adopting SFAS No. 133. The plan consists of: i) inventorying and categorizing derivatives; ii) assessing risk management policies and determining the effectiveness of hedging methodologies; iii) modeling the impact of hedging strategies; and iv) assessing processes and technology requirements. MichCon does not expect any complications in completing the plan or having the related computer systems operational by the end of 2000.

Revenue Recognition - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB No 101 summarized certain of the SEC’s views in applying generally accepted accounting principles to recognizing revenues. SAB 101 will be effective for MichCon in the fourth quarter of 2000. Management does not expect SAB No. 101 to have a material effect on MichCon’s financial statements.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 1999 Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999
(in Thousands)
Operating Revenues	$187,488	$185,555	$630,235	$683,645

Operating Expenses

Cost of gas	70,108	60,410	286,628	308,761

Operation and maintenance	58,412	63,942	122,475	131,488

Depreciation and depletion	26,063	24,758	52,007	49,366

Property and other taxes	13,591	12,700	32,581	31,162

Merger costs (Note 2)	1,079	—	1,426	—

Property write-down (Note 3)	—	—	—	—

Total operating expenses	169,253	161,810	495,117	520,777

Operating Income	18,235	23,745	135,118	162,868

Other Income and (Deductions)

Interest income	846	946	1,572	1,945

Interest on long-term debt	(12,111)	(11,525)	(24,384)	(22,491)

Other interest expense	(1,860)	(1,181)	(4,869)	(3,836)

Minority interest (Note 3)	(127)	(266)	(266)	(523)

Equity in earnings of joint ventures	599	572	1,186	1,013

Other	140	(177)	460	287

Total other income and (deductions)	(12,513)	(11,631)	(26,301)	(23,605)

Income Before Income Taxes	5,722	12,114	108,817	139,263

Income Tax Provision	1,735	3,949	37,890	47,125

Net Income	$3,987	$8,165	$70,927	$92,138

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended

	2000	1999
(in Thousands)
Operating Revenues	$1,082,329	$1,115,289

Operating Expenses

Cost of gas	461,792	485,189

Operation and maintenance	257,091	259,795

Depreciation and depletion	101,520	96,312

Property and other taxes	46,649	55,345

Merger costs (Note 2)	26,855	—

Property write-down (Note 3)	—	24,800

Total operating expenses	893,907	921,441

Operating Income	188,422	193,848

Other Income and (Deductions)

Interest income	2,231	5,699

Interest on long-term debt	(49,158)	(44,656)

Other interest expense	(9,659)	(10,801)

Minority interest (Note 3)	(763)	6,347

Equity in earnings of joint ventures	2,149	2,009

Other	(843)	(601)

Total other income and (deductions)	(56,043)	(42,003)

Income Before Income Taxes	132,379	151,845

Income Tax Provision	47,254	47,409

Net Income	$85,125	$104,436

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

(in Thousands)	2000	1999	2000	1999

Balance — Beginning of Period	$561,743	$472,440	$494,803	$406,144

Add — Net income	3,987	8,165	70,927	92,138

	565,730	480,605	565,730	498,282

Deduct — Common stock dividends declared	—	—	—	17,677

Balance — End of Period	$565,730	$480,605	$565,730	$480,605

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended
	June 30

(in Thousands)	2000	1999

Balance — Beginning of Period	$480,605	$440,003

Add — Net income	85,125	104,436

	565,730	544,439

Deduct — Common stock dividends declared	—	63,834

Balance — End of Period	$565,730	$480,605

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30		December 31

	2000	1999	1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents	$3,039	$10,823	$9,705

Accounts receivable, less allowance for doubtful accounts of $19,261, $13,492 and $17,777, respectively	141,455	142,017	147,412

Accrued unbilled revenues	18,244	20,302	98,866

Gas in inventory (Note 5)	52,796	43,892	74,150

Property taxes assessed applicable to future periods	38,460	48,473	60,589

Other	36,422	34,512	31,594

	290,416	300,019	422,316

Deferred Charges and Other Assets

Investment in and advances to joint ventures	19,777	19,853	19,115

Long-term investments	68,162	66,202	67,210

Deferred environmental costs	26,169	28,404	28,639

Prepaid benefit costs	184,835	134,590	156,290

Other	63,678	66,758	64,546

	362,621	315,807	335,800

Property, Plant and Equipment, at cost	3,022,964	2,942,856	2,988,318

Less — Accumulated depreciation and depletion	1,509,079	1,445,967	1,463,706

	1,513,885	1,496,889	1,524,612

	$2,166,922	$2,112,715	$2,282,728

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$92,391	$89,662	$93,549

Notes payable	42,869	28,319	237,785

Current portion of long-term debt and capital lease obligations	26,077	46,135	27,984

Gas inventory equalization (Note 5)	43,012	22,774	—

Federal income, property and other taxes payable	72,464	86,097	71,415

Exchange gas payable	577	20,845	3,598

Customer deposits	15,604	15,830	17,698

Other	48,414	43,125	64,741

	341,408	352,787	516,770

Deferred Credits and Other Liabilities

Deferred income taxes	125,965	103,198	105,351

Unamortized investment tax credit	26,822	28,823	27,778

Tax benefits amortizable to customers	134,996	128,869	136,236

Accrued environmental costs	24,463	31,704	25,068

Minority interest	1,035	8,363	8,716

Other	63,210	51,663	46,398

	376,491	352,620	349,547

Long-Term Debt, including capital lease obligations	642,594	686,004	680,909

Commitments and Contingencies (Note 6)

Common Shareholder’s Equity

Common stock	10,300	10,300	10,300

Additional paid-in capital	230,399	230,399	230,399

Retained earnings	565,730	480,605	494,803

	806,429	721,304	735,502

	$2,166,922	$2,112,715	$2,282,728

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30

(in Thousands)	2000	1999

Cash Flow From Operating Activities

Net income	$70,927	$92,138

Adjustments to reconcile net income to net cash flow provided from operating activities

Depreciation and depletion Per statement of income	52,007	49,366

Charged to other accounts	4,822	4,390

Deferred income taxes — current	(8,236)	(11,003)

Deferred income taxes and investment tax credit, net	18,418	12,419

Other	(8,769)	(1,388)

Changes in assets and liabilities, exclusive of changes shown separately	145,851	76,700

Net cash provided from operating activities	275,020	222,622

Cash Flow From Financing Activities

Issuance of long-term debt (Note 6a)	—	106,535

Notes payable, net	(194,916)	(192,850)

Retirement of long-term debt	(40,156)	(55,918)

Dividends paid	—	(17,500)

Net cash used for financing activities	(235,072)	(159,733)

Cash Flow From Investing Activities

Capital expenditures	(49,446)	(58,097)

Other	2,832	(572)

Net cash used for investing activities	(46,614)	(58,669)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,666)	4,220

Cash and Cash Equivalents, January 1	9,705	6,603

Cash and Cash Equivalents, June 30	$3,039	$10,823

Changes in Assets and Liabilities, Exclusive of Changes

Shown Separately

Accounts receivable, net	$1,029	$(609)

Gas inventory equalization	43,012	22,774

Accrued unbilled revenues	80,622	66,465

Accrued/deferred gas cost recovery revenues, net	3,229	(15,153)

Gas in inventory	21,354	13,077

Property taxes assessed applicable to future periods	22,129	22,692

Prepaid benefit costs, net	(28,545)	(20,711)

Accounts payable	(1,158)	(9,229)

Federal income, property and other taxes payable	1,049	25,038

Exchange gas payable	(3,021)	(4,492)

Other current assets and liabilities, net	(13,394)	(18,647)

Other deferred assets and liabilities, net	19,545	(4,505)

	$145,851	$76,700

Supplemental Disclosures

Cash paid for:

Interest, net of amounts capitalized	$30,636	$30,314

Federal income taxes	$1,490	$13,224

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

2. MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MCN Energy Group Inc. (MCN), parent company of MichCon, and DTE Energy Company (DTE) signed a definitive merger agreement, dated October 4, 1999, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors and the shareholders of both companies have approved the proposed merger. The transaction is subject to regulatory approvals and other customary merger conditions. Both companies continue their discussions with the Federal Trade Commission (FTC) in connection with its review of the proposed merger. Because of the length of the FTC review, it appears unlikely that the transaction will be completed before the fourth quarter of 2000.

As a result of the pending merger, MCN incurred merger-related costs, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $1,079,000 pre-tax ($701,000 net of taxes), $1,426,000 pre-tax ($927,000 net of taxes) and $26,855,000 pre-tax ($17,456,000 net of taxes) for the three-, six- and twelve-month periods ended June 30, 2000, respectively.

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

Notes to the Consolidated Financial Statements (Continued)

As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for a substantial portion of its expected supply requirements in 2000 and approximately 65% of such requirements in 2001.

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the plan began in April 2000 and the number of customers participating decreased to approximately 55,000. MichCon continues to transport and deliver gas to these customers’ premises at prices that generate favorable margins.

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

On August 4, 2000, the MPSC issued an order establishing a proceeding to obtain information regarding the experience gained from the customer choice programs of Michigan utilities. The information will be used by the MPSC to determine the future regulatory environment following the conclusion of the current regulatory reform programs. The MPSC is expected to issue an order on its findings during October 2000.

b. Gas Cost Recovery Proceedings
The Gas Cost Recovery (GCR) process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its final GCR reconciliation case covering gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. In July 2000, MichCon began refunding the additional overrecovery to customers as a reduction in gas sales rates.

c. Other Rate Matters
As discussed in MichCon’s Annual Report on Form 10-K, several shippers on MichCon’s northern Michigan gathering system filed a complaint with the MPSC requesting that the commission issue an order reducing the rate charged for Antrim gas transportation services from $.09 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The presiding MPSC administrative law judge found that no refunds are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4,500,000. Management will vigorously defend its proposed rate of $.088 per Mcf, however, it is unable to predict the eventual outcome of this complaint.

Notes to the Consolidated Financial Statements (concluded)

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

6. CONTINGENCIES

a. Personal Property Taxes
As discussed in MichCon’s 1999 Annual Report on Form 10-K, in 1998, MichCon began filing its personal property tax information with local taxing jurisdictions that reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local taxing jurisdictions have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting taxing jurisdictions. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local taxing jurisdictions that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of utilities’ personal property. The new tables are effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT), which issued an order on June 21 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. A trial is scheduled for December 2000. The legal action, along with possible additional appeals by local taxing jurisdictions, could delay expected recoveries related to the new valuation tables until 2001.

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. MichCon’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

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

Notes to the Consolidated Financial Statements (concluded)

7. LINES OF CREDIT AND LONG-TERM DEBT

MichCon has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $150,000,000 to $200,000,000. The three-year facility totals $150,000,000 and expires in July 2001.

In March 2000, MichCon repaid $12,320,000 of a non-utility subsidiary’s term debt that was scheduled to mature in 2006.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of June 30, 2000 and 1999, the related condensed consolidated statements of income and retained earnings for the three, six and twelve-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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
August 14, 2000

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

MICHIGAN CONSOLIDATED GAS COMPANY

Date: August 14, 2000	By:	/s/	ROBERT KASLIK Robert Kaslik Controller

Exhibit Index

Exhibit No.	Description

12-1	Computation of Ratio of Earnings to Fixed Charges

15-1	Letter re Unaudited Interim Financial Information

27-1	Financial Data Schedule