Form 10-Q
period 2000-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2000-11-14
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to _____

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

Yes	No

      Number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2000:

Common Stock, par value $1.00 per share: 10,300,000

Index To Form 10-Q

For Quarter Ended September 30, 2000

Page
Number

COVER	i

INDEX	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	1

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect seasonal loss, improved gross margins, and lower operation and maintenance costs – MichCon reported a net loss of $8.8 million for the 2000 third quarter, a $4.7 million improvement compared to a loss of $13.5 million for the same 1999 period. MichCon typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. Earnings for the 2000 nine- and twelve-month periods were $62.1 million and $89.9 million, respectively, resulting in decreases of $16.5 million and $19.4 million from the comparable 1999 periods. As subsequently discussed, the 2000 periods include costs associated with the merger between MichCon’s parent company, MCN Energy Group Inc. (MCN), and DTE Energy Company (Note 2). Excluding the merger costs, results improved $5.8 million for the 2000 quarter, and declined $14.4 million and $0.8 million for the 2000 nine- and twelve-month periods, respectively. Results for the 2000 quarter reflect improved gross margins due to more favorable weather and increased contributions from the gas sales program, as well as lower operation and maintenance costs. Earnings for the 2000 nine-month period reflect warmer weather and reduced contributions from the gas sales program. Earnings for the 2000 twelve-month period were also impacted by warmer weather, which was substantially offset by lower operating costs.

Earnings Components (Dollars in Millions)
Comparing 2000 to 1999

	Quarter		9 Months		12 Months

	$	%	$	%	$	%
	Change	Change	Change	Change	Change	Change

Operating Revenues	9.6	7.9	(43.8)	(5.4)	(23.5)	(2.1)

Cost of Gas	6.1	21.8	(16.0)	(4.7)	(14.3)	(3.0)

Gross Margins	3.5	3.7	(27.8)	(5.9)	(9.2)	(1.5)

Operation and Maintenance	(4.7)	(7.5)	(13.7)	(7.1)	(12.5)	(4.7)

Depreciation and Depletion	1.8	7.5	4.4	6.0	5.8	5.9

Property and Other Taxes	1.1	9.1	2.5	5.8	(7.7)	(13.9)

Merger Costs (Note 2)	1.7	N/A	3.2	N/A	28.6	N/A

Other Income and Deductions	(1.1)	(7.4)	1.7	4.7	3.2	5.9

Income Tax Provision	.2	4.6	(9.4)	(21.9)	(7.2)	(13.2)

Net Income or Loss	4.7	34.9	(16.5)	(21.0)	(19.4)	(17.7)

Gross Margins

Gross margins (operating revenues less cost of gas) increased $3.5 million for the 2000 quarter, and decreased $27.8 million and $9.2 million in the 2000 nine- and twelve-month periods, respectively. Gross margins reflect varying contributions from MichCon’s three-year gas sales program and the impact of weather variations.

Gross margins for the 2000 quarter include higher margins generated under MichCon’s three-year gas sales program. However, such margins for the 2000 nine- and twelve-month periods declined from the corresponding 1999 periods. Under the gas sales program which began in January 1999 (Note 3a), MichCon’s gas sales rates include a gas commodity component fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon has entered into fixed-

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

price contracts at an average cost below $2.95 per Mcf for approximately 90% of its gas supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001. As discussed in the “Cost of Gas” section that follows, gas sales margins in the 2000 quarter were higher than the 1999 quarter as a result of lower cost of gas. However, margins in the 2000 nine- and twelve-month periods were lower than the same 1999 periods due to higher fixed-price supplies. The 2000 twelve-month period includes a full year’s contribution from the gas sales program which began in January 1999, whereas the 1999 twelve-month period includes only nine months of contributions. The impact of higher priced supplies in the 2000 twelve-month period was mitigated by the effects of such contributions.

Gross margins variations for all three 2000 periods were also affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year customer choice program. Year one of this program began in April 1999, with approximately 70,000 customers choosing to participate. Year two commenced in April 2000, with the number of customers participating declining to approximately 55,000. Distribution margins are retained from these customers as MichCon continues to transport and deliver the gas to the customers’ premises.

Additionally, gross margins fluctuations for all three 2000 periods were impacted by varying weather which was slightly colder in the 2000 quarter, and 3.5% and .5% warmer in the 2000 nine- and twelve-month periods, respectively, compared to the same 1999 periods. The 2000 nine- and twelve-month periods also reflect a provision for customer refunds (Note 3b), as well as a decline in intermediate transportation revenues and revenues from other gas-related services.

Effect of Weather on Gas Markets and Earnings

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Percentage Colder (Warmer) Than Normal	N/M	N/M	(12.0)%	(8.5)%	(11.2)%	(10.7)%

Increase (Decrease) From Normal in:

Gas markets (in Bcf)	.6	(.7)	(17.4)	(11.1)	(25.0)	(24.6)

Net income (in Millions)	$.6	$(.7)	$(16.2)	$(11.0)	$(23.8)	$(23.2)

N/M – Not meaningful

Gas sales and end user transportation revenues in total increased $11.1 million for the 2000 quarter, and decreased $38.3 million and $18.3 million for the 2000 nine- and twelve-month periods, respectively. Revenues for the 2000 quarter reflect a 2.6 billion cubic feet (Bcf) increase in gas sales volumes due primarily to colder weather, partially offset by a 1.4 Bcf decrease in end user transportation deliveries. The 2000 nine- and twelve-month periods reflect a decline in gas sales revenues due to lower sales volumes, partially offset by higher end user transportation revenues due to increased deliveries. Gas sales volumes decreased 11.0 Bcf in the 2000 nine-month period and 11.2 Bcf in the 2000 twelve-month period due primarily to warmer weather and customers who chose to purchase their gas from other suppliers under MichCon’s customer choice program. End user transportation deliveries increased 13.3 Bcf in the 2000 nine-month period and 20.3 Bcf in the 2000 twelve-month period. The improvement includes volumes associated with customers participating in

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

the customer choice program who are reflected as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have decreased, partially offset by an increase in end user transportation revenues, resulting in a net decrease in total operating revenues due to the gas commodity component included in gas sales rates. Partially offsetting the 2000 nine- and twelve-month periods’ increase in end user transportation volumes attributable to the customer choice program was the impact of warmer weather.

The gas sales revenues comparison for the nine and twelve-month periods was impacted by a $2.4 million provision for customer refunds recorded in the 2000 second quarter, and the end user transportation comparison for the same periods was affected by the temporary shutdown of an industrial customer’s plant in the 1999 second quarter.

Additionally, the gas sales revenues comparison for the twelve-month period was impacted by the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s gas sales program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. The gas commodity component of MichCon’s sales increased $.08 per Mcf (3%) for the 2000 twelve-month period.

	Quarter		9 Months		12 Months

	2000	1999	2000	1999	2000	1999

Gas Markets (in Millions)

Gas Sales	$85.5	$73.0	$590.3	$641.6	$856.2	$896.4

End User Transportation	21.0	22.4	85.4	72.4	116.5	94.6

	106.5	95.4	675.7	714.0	972.7	991.0

Intermediate Transportation	12.2	14.1	39.4	42.8	54.4	57.6

Other	13.6	13.1	47.4	49.5	64.9	66.9

	$132.3	$122.6	$762.5	$806.3	$1,092.0	$1,115.5

Gas Markets (in Bcf)

Gas Sales	12.8	10.2	113.8	124.8	167.3	178.5

End User Transportation	31.3	32.7	120.2	106.9	165.1	144.8

	44.1	42.9	234.0	231.7	332.4	323.3

Intermediate Transportation	132.1	128.3	426.7	390.7	567.8	497.5

	176.2	171.2	660.7	622.4	900.2	820.8

Intermediate transportation revenues decreased $1.9 million, $3.4 million and $3.2 million in the 2000 quarter, nine- and twelve-month periods, respectively. Although revenues declined, the related deliveries rose significantly, increasing 3.8 Bcf, 36.0 Bcf and 70.3 Bcf in the 2000 quarter, nine- and twelve-month periods, respectively. A significant portion of the volume variations was for customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is due to non fixed-fee customers shifting volumes from a higher rate to a lower rate transportation route.

Other operating revenues increased $.5 million in the 2000 quarter, and decreased $2.1 million and $2.0 million in the 2000 nine-

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

and twelve-month periods, respectively. Revenues in the 2000 nine- and twelve-month periods reflect a decline in storage and facility development services, partially offset by an increase in late payment fees and revenues from providing appliance maintenance services.

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

Cost of gas sold increased $6.1 million in the 2000 quarter, and decreased $16.0 million and $14.3 million in the 2000 nine- and twelve-month periods, respectively. The cost of gas variations primarily reflects weather-driven sales volumes as well as changes in sales volumes associated with customers who have chosen to purchase gas from other suppliers under MichCon’s customer choice program. Also impacting cost of gas sold was the price paid for gas sold which decreased $.20 per Mcf (7%) in the 2000 quarter, and increased $.08 per Mcf (3%) and $.07 per Mcf (3%) in the 2000 nine- and twelve-month periods, respectively. The cost of gas increase in the 2000 quarter is also attributable to higher lost gas expenses.

Other Operating Expenses

Operation and maintenance expenses decreased $4.7 million, $13.7 million and $12.5 million in the 2000 quarter, nine- and twelve-month periods, respectively. The decreases are attributable to lower employee benefit costs, primarily pension costs. The 2000 nine- and twelve-month periods also benefited from the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. As discussed in MichCon’s 1999 Annual Report on Form 10-K, the settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation.

Partially offsetting the improvement in the 2000 twelve-month period were higher injuries and damages costs.

Depreciation and depletion increased $1.8 million, $4.4 million and $5.8 million in the 2000 quarter, nine- and twelve-month periods, respectively, reflecting depreciation on higher plant balances.

Property and other taxes increased $1.1 million and $2.5 million in the 2000 quarter and nine-month period, respectively, and decreased $7.7 million in the 2000 twelve-month period. All three 2000 periods were impacted by taxes on higher plant balances. However, the effect of higher plant balances in the 2000 twelve-month period was more than offset by a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. MichCon has pending tax appeals with various local taxing jurisdictions to recover excess payments made in prior years based on the revised calculation. This calculation change, coupled with the favorable impact of new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999, is expected to lower MichCon’s personal property taxes by approximately $8 million annually

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

beginning in July 2000. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 4a).

Merger costs of $1.7 million, $3.2 million and $28.6 million in the 2000 quarter, nine- and twelve-month periods, respectively, include legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Other Income and Deductions

Other income and deductions decreased $1.1 million in the 2000 quarter, and increased $1.7 million and $3.2 million in the 2000 nine- and twelve-month periods, respectively. The comparison for all three periods was impacted by an increase in 2000 investment income. The 2000 nine- and twelve-month periods were also impacted by higher interest costs primarily due to an increase in the average balance of long-term debt outstanding, interest on customer refunds as well as a decline in construction related capitalized interest. Additionally, the other income and deductions increase in the 2000 twelve-month period is attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes

Income taxes for all three 2000 periods were impacted by variations in pre-tax earnings. Income taxes in the 2000 periods were also affected by the favorable resolution of prior years’ tax issues. Additionally, the 1999 twelve-month period includes higher investment tax credits.

Outlook

MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

MichCon has begun, and plans to continue, capitalizing on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year customer choice program designed to offer all sales customers added choices and greater price certainty. Year two of the customer choice program began April 1, 2000, and approximately 55,000 customers have chosen to purchase natural gas from suppliers other than MichCon. There are approximately 15,000 fewer customers participating in year two of the plan than in year one as a result of fewer natural gas marketers participating due to higher gas prices. Current gas prices are substantially higher than the $2.95 per Mcf rate available to customers under MichCon’s customer choice program, thereby hindering gas marketers’ ability to compete with MichCon for such customers.

As discussed in MichCon’s 1999 Annual Report on Form 10-K, the Regulatory Reform Plan also suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The plan also increases MichCon’s risk associated with generating margins that cover its gas costs. As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at an average

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

cost below $2.95 per Mcf for approximately 90% of its supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001. However, margins are expected to be lower in future periods as MichCon’s fixed-price supplies in 2000 and 2001 are at prices higher than those paid in 1999. MichCon expects to meet its remaining gas supply requirements for 2000 and 2001 by withdrawing gas from storage, supplemented with purchases at market prices. Margins in future periods could decline further if gas prices remain at their current levels, which are high compared to historical periods. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The State of Michigan is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the Michigan Public Service Commission (MPSC) issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: i) continuing customer choice on a permanent and expanding basis with all of MichCon’s customers eligible to participate in the program by the end of a three-year phase-in period; ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

MichCon supports customer choice initiatives but is concerned with the structure of the current three-year customer choice and gas sales programs, which fixed the gas commodity component of its sales rates at $2.95 per Mcf. Therefore, MichCon is evaluating the option of seeking MPSC approval to terminate year three of the existing customer choice program and implement the new permanent program in April 2001. This would include eliminating the fixed $2.95 per Mcf rate and lifting the suspension of MichCon’s GCR. Absent a modification to its choice program, MichCon plans to supplement existing fixed price supply with withdrawals from storage to mitigate the effect of current high market prices.

CAPITAL RESOURCES AND LIQUIDITY

	9 MONTHS

Cash and Cash Equivalents (in Millions)	2000	1999

Cash Flow Provided From (Used For):

Operating activities	$231.3	$177.3

Financing activities	(138.4)	(76.1)

Investing activities	(91.4)	(95.9)

Net Increase in Cash and Cash Equivalents	$1.5	$5.3

Operating Activities

Cash flow provided from operating activities increased $54.0 million during the 2000 nine-month period compared to the same 1999 period. The increase was due primarily to lower working capital requirements, partially offset by a decrease in earnings, after adjusting for non-cash items (depreciation and deferred taxes).

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Financing Activities

Cash flow used for financing activities increased $62.3 million during the 2000 nine-month period compared to the same 1999 period. The increase is due to the repayment of more short- and long-term debt, net of new debt issuances, and an increase in dividends paid to MCN. A summary of MichCon’s financing strategies, as well as its significant financing activities follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings under a 364-day revolving credit facility and a three-year revolving credit facility. The 364-day facility was renewed in July 2000 and was increased from $150 million to $200 million. The three-year facility totals $150 million and expires in July 2001. During the first nine months of 2000, MichCon repaid $45.5 million of commercial paper, leaving borrowings of $190.4 million outstanding under this program at September 30, 2000.

In March 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds that matured in May 2000.

In July and September 2000, MichCon paid dividends to MCN totaling $50.0 million.

Investing Activities

MichCon’s cash used for investing activities decreased $4.5 million in the 2000 nine-month period compared to the same 1999 period. The decrease was due primarily to lower capital expenditures. Capital expenditures primarily represent the construction of distribution lines to attach new customers, new computer systems and improvements to existing storage, distribution, and transmission systems.

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

As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon also has market risk arising from fluctuations in interest rates. MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. MichCon

MANAGEMENT’S DISCUSSION AND ANALYSIS (CONCLUDED)

uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. During the 2000 nine-month period, there have been no events or factors that have caused any material changes to MichCon’s interest rate risk.

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

Revenue Recognition – In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarized certain of the SEC’s views in applying generally accepted accounting principles to recognizing revenues. SAB No. 101 will be effective for MichCon in the fourth quarter of 2000. Management does not expect SAB No. 101 to have a material effect on MichCon’s financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 1999 Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30

	2000	1999	2000	1999	2000	1999

(in Thousands)

Operating Revenues	$132,269	$122,635	$762,504	$806,280	$1,091,963	$1,115,496

Operating Expenses

Cost of gas	34,332	28,187	320,960	336,948	467,937	482,233

Operation and maintenance	57,778	62,486	180,253	193,974	252,383	264,859

Depreciation and depletion	25,995	24,192	78,002	73,558	103,323	97,531

Property and other taxes	13,281	12,175	45,862	43,337	47,755	55,433

Merger costs (Note 2)	1,725	—	3,151	—	28,580	—

Total operating expenses	133,111	127,040	628,228	647,817	899,978	900,056

Operating Income (Loss)	(842)	(4,405)	134,276	158,463	191,985	215,440

Other Income and (Deductions)

Interest income	371	916	1,943	2,861	1,686	4,976

Interest on long-term debt	(11,896)	(12,537)	(36,280)	(35,028)	(48,517)	(46,218)

Other interest expense	(2,194)	(1,184)	(7,063)	(5,020)	(10,669)	(9,984)

Minority interest	(146)	(282)	(412)	(805)	(627)	(985)

Equity in earnings of joint ventures	503	444	1,689	1,457	2,208	1,942

Other	1,107	(590)	1,567	(303)	854	(1,720)

Total other income and (deductions)	(12,255)	(13,233)	(38,556)	(36,838)	(55,065)	(51,989)

Income (Loss) Before Income Taxes	(13,097)	(17,638)	95,720	121,625	136,920	163,451

Income Tax Provision (Benefit)	(4,286)	(4,098)	33,604	43,027	47,066	54,217

Net Income (Loss)	$(8,811)	$(13,540)	$62,116	$78,598	$89,854	$109,234

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30

(in Thousands)	2000	1999	2000	1999	2000	1999

Balance — Beginning of Period	$565,730	$480,605	$494,803	$406,144	$467,065	$421,665

Add — Net income (loss)	(8,811)	(13,540)	62,116	78,598	89,854	109,234

	556,919	467,065	556,919	484,742	556,919	530,899

Deduct — Common stock dividends declared

Cash dividends	50,000	—	50,000	17,500	50,000	63,584

Dividends in kind and other	9,689	—	9,689	177	9,689	250

Balance — End of Period	$497,230	$467,065	$497,230	$467,065	$497,230	$467,065

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30		December 31

	2000	1999	1999

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents	$11,225	$11,880	$9,705

Accounts receivable, less allowance for doubtful accounts of $15,114, $14,396 and $17,777, respectively	98,792	97,038	147,412

Accrued unbilled revenues	25,059	21,178	98,866

Gas in inventory	80,553	110,170	74,150

Materials and supplies	13,537	13,017	13,612

Property taxes assessed applicable to future periods	27,628	37,692	60,589

Other	13,919	25,592	17,982

	270,713	316,567	422,316

Deferred Charges and Other Assets

Investment in and advances to joint ventures	19,702	19,766	19,115

Long-term investments	69,089	66,653	67,210

Deferred environmental costs	26,271	28,522	28,639

Prepaid benefit costs	199,186	146,534	156,290

Other	58,125	64,528	64,546

	372,373	326,003	335,800

Property, Plant and Equipment, at cost	3,056,570	2,973,747	2,988,318

Less — Accumulated depreciation and depletion	1,533,157	1,464,931	1,463,706

	1,523,413	1,508,816	1,524,612

	$2,166,499	$2,151,386	$2,282,728

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$72,473	$112,090	$93,549

Notes payable	190,582	132,465	237,785

Current portion of long-term debt and capital lease obligations	24,809	28,059	27,984

Federal income, property and other taxes payable	39,776	51,591	71,415

Customer deposits	15,713	15,762	17,698

Other	49,815	65,527	68,339

	393,168	405,494	516,770

Deferred Credits and Other Liabilities

Deferred income taxes	135,974	104,778	105,351

Unamortized investment tax credit	26,345	28,258	27,778

Tax benefits amortizable to customers	138,357	136,906	136,236

Accrued environmental costs	24,173	27,373	25,068

Minority interest	649	8,570	8,716

Other	67,061	48,757	46,398

	392,559	354,642	349,547

Long-Term Debt, including capital lease obligations	642,843	683,486	680,909

Contingencies (Note 4)

Common Shareholder’s Equity

Common stock	10,300	10,300	10,300

Additional paid-in capital	230,399	230,399	230,399

Retained earnings	497,230	467,065	494,803

	737,929	707,764	735,502

	$2,166,499	$2,151,386	$2,282,728

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30

(in Thousands)	2000	1999

Cash Flow From Operating Activities

Net income	$62,116	$78,598

Adjustments to reconcile net income to net cash flow provided from operating activities

Depreciation and depletion

Per statement of income	78,002	73,558

Charged to other accounts	7,582	6,627

Deferred income taxes — current	(10,667)	(19,284)

Deferred income taxes and investment tax credit, net	31,311	21,471

Other	(3,931)	(1,273)

Changes in assets and liabilities, exclusive of changes

shown separately	66,866	17,646

Net cash provided from operating activities	231,279	177,343

Cash Flow From Financing Activities

Issuance of long-term debt	—	106,535

Notes payable, net	(47,203)	(88,704)

Retirement of long-term debt	(41,142)	(76,479)

Dividends paid	(50,000)	(17,500)

Net cash used for financing activities	(138,345)	(76,148)

Cash Flow From Investing Activities

Capital expenditures	(86,095)	(94,296)

Other	(5,319)	(1,622)

Net cash used for investing activities	(91,414)	(95,918)

Net Increase in Cash and Cash Equivalents	1,520	5,277

Cash and Cash Equivalents, January 1	9,705	6,603

Cash and Cash Equivalents, September 30	$11,225	$11,880

Changes in Assets and Liabilities, Exclusive of Changes

Shown Separately

Accounts receivable, net	$43,539	$44,197

Accrued unbilled revenues	73,807	65,589

Accrued/deferred gas cost recovery revenues, net	173	(15,153)

Gas in inventory	(6,403)	(53,201)

Property taxes assessed applicable to future periods	32,961	33,473

Prepaid benefit costs, net	(42,896)	(32,655)

Accounts payable	(21,076)	13,199

Federal income, property and other taxes payable	(31,639)	(9,468)

Exchange gas payable	(267)	(19,574)

Other current assets and liabilities, net	(9,890)	869

Other deferred assets and liabilities, net	28,557	(9,630)

	$66,866	$17,646

Supplemental Disclosures

Cash paid for:

Interest, net of amounts capitalized	$34,744	$41,265

Federal income taxes	$1,490	$23,543

Noncash investing and financing activities:

Dividends in kind and other	$9,689	$177

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The FTC staff raised concerns regarding the loss of possible competition between DTE and MCN in their coincident retail distribution areas. To address these concerns, MCN agreed to transfer a property interest to a unit of Exelon, previously Unicom Corp., allowing for the utilization of up to 20 billion cubic feet (Bcf) of natural gas transportation capacity annually on MichCon’s system in the applicable distribution area. The agreement is subject to regulatory approvals and consummation of the merger. Specific terms regarding the ultimate utilization of capacity under the agreement are still being discussed with the FTC. Management believes that the proposal will be the basis for addressing the FTC’s concerns. While management cannot predict the timing or outcome of the FTC's review, the companies are targeting a first quarter 2001 closing date for the merger.

As a result of the pending merger, MCN incurred merger-related costs, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $1,725,000 pre-tax ($1,121,000 net of taxes), $3,151,000 pre-tax ($2,048,000 net of taxes) and $28,580,000 pre-tax ($18,577,000 net of taxes) for the three-, nine- and twelve-month periods ended September 30, 2000, respectively.

3. REGULATORY MATTERS

a. Regulatory Reform Plan
As discussed in MichCon’s 1999 Annual Report on Form 10-K, MichCon implemented its Regulatory Reform Plan in January 1999. The plan includes a three-year gas sales program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at an average cost below $2.95 per Mcf for approximately 90% of its expected supply requirements in 2000 assuming normal weather, and approximately 65% of such requirements in 2001.

The plan also includes a comprehensive experimental three-year customer choice program, which is subject to annual caps on the level of participation. The customer choice program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the plan began in April 2000, and the number of customers participating decreased to approximately 55,000. MichCon continues to transport and deliver gas to these customers’ premises at prices that generate favorable margins.

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

In August 2000, the MPSC issued an order establishing a proceeding to obtain information regarding the experience gained from the customer choice programs of MichCon and other participating Michigan utilities. The information was used by the MPSC to determine the future regulatory environment following the conclusion of the current regulatory reform programs. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary gas customer choice program in Michigan. Key aspects of the order include: i) continuing customer choice on a permanent and expanding basis with all of MichCon’s customers eligible to participate in the program by the end of a three-year phase-in period; ii) eliminating fixed commodity rates in favor of Gas Cost Recovery (GCR) rates that reflect market prices; and iii) investigating the potential unbundling of additional services offered by Michigan gas utilities. Management is currently evaluating the order and may seek MPSC approval to terminate year three of the existing customer choice program and implement the permanent program in April 2001. This would include eliminating the fixed $2.95 per Mcf rate and lifting the suspension of MichCon’s GCR.

b. Gas Cost Recovery Proceedings
The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its GCR reconciliation case covering gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. In the third quarter of 2000, MichCon refunded the additional overrecovery to customers as a reduction in gas sales rates.

c. Other Rate Matters
As discussed in MichCon’s 1999 Annual Report on Form 10-K, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The presiding MPSC administrative law judge found that no refunds are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $4,500,000. Management will vigorously defend its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

4. CONTINGENCIES

a. Personal Property Taxes
As discussed in MichCon’s 1999 Annual Report on Form 10-K, in 1998, MichCon began filing its personal property tax information with local taxing jurisdictions which reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local taxing jurisdictions have accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting taxing jurisdictions. MichCon has also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation. MichCon has pending tax appeals with local taxing jurisdictions that have not accepted the revised calculation.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility's personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT), which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. A trial is scheduled for December 2000. The legal action, along with possible additional appeals by local taxing jurisdictions, could delay expected recoveries related to the new valuation tables until 2001.

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. MichCon’s future results of operations could be significantly affected if the valuation tables are not upheld in court or MichCon is unsuccessful in its appeals.

b. Mercury Regulators
As a result of the increasing public concern regarding mercury contamination in homes served by other utilities and because new more sensitive mercury detection equipment exists, MichCon launched a proactive and voluntary program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however when a regulator is removed there is a potential for an accidental release of mercury. MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The new mercury detection equipment made available by the Environmental Protection Agency will enable MichCon to re-test 35 homes where an accidental release of mercury occurred in the 1990’s. Even though MichCon immediately cleaned these homes, this new equipment enables MichCon to confirm the effectiveness of the procedures. MichCon intends to implement a testing program to conduct statistical sampling of homes in which mercury-containing regulators may once have existed, and is currently working on details for this program in conjunction with appropriate state and federal agencies. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Management cannot predict the final disposition of this matter, but does not believe it will have a significant effect on MichCon’s financial statements.

c. Legal and Administrative Proceedings
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

5. LINES OF CREDIT AND LONG-TERM DEBT

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of September 30, 2000 and 1999, the related condensed consolidated statements of income and retained earnings for the three, nine and twelve-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2000

Other Information

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

15-1 27-1	Letter re Unaudited Interim Financial Information Financial Data Schedule

(b) Reports on Form 8-K

     None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: November 13, 2000	By: /s/ Robert Kaslik

Robert Kaslik
Controller

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

15-1 27-1	Letter re Unaudited Interim Financial Information Financial Data Schedule