Form 10-K405
period 2000-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2001-03-15
CIK 65632

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000,

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-7310

     Michigan Consolidated Gas Company, a Michigan corporation, meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

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

Documents Incorporated by Reference:

None

GLOSSARY

Antrim Gas	Natural gas produced from shallow wells in the Devonian (Antrim) shale formations.

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

FERC	Federal Energy Regulatory Commission; a federal agency that determines the rates and regulations of interstate pipelines.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	Gas Cost Recovery; a process, in effect through 1998, by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, was allowed to recover its reasonable and prudent cost of gas sold.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of MCN.

MichCon Pipeline	MichCon Pipeline Co., a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

i

GLOSSARY (CONCLUDED)

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

/d	Added to various units of measure to denote units per day.

ii

		PAGE
		NUMBER
CONTENTS
PART I

Item 1.	Business	1

Item 2.	Properties	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 8.	Financial Statements and Supplementary Data	29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57

PART III

Item 10.	Directors and Executive Officers of the Registrant	57

Item 11.	Executive Compensation	57

Item 12.	Security Ownership of Certain Beneficial Owners and Management	57

Item 13.	Certain Relationships and Related Transactions	57

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	58

SIGNATURES		61

iii

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of MichCon’s business; (iv) economic climate and growth in the geographic areas in which MichCon does business; (v) the uncertainty of gas reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; (vii) conditions of capital markets and equity markets; (viii) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and (ix) the timing and completion of the pending merger.

PART I

ITEM 1. BUSINESS

Michigan Consolidated Gas Company (MichCon or the Company) is a Michigan corporation organized in 1898 and with its predecessors, has been in business for more than 150 years. MichCon, an indirect, wholly owned subsidiary of MCN Energy Group Inc. (MCN), is a natural gas utility primarily engaged in the distribution and transmission of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan. MichCon’s non-regulated operations are not significant.

MichCon serves approximately 1.2 million residential, commercial and industrial customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Marquette and Muskegon metropolitan areas and in various other communities throughout Michigan. MichCon had approximately $2.3 billion in assets at December 31, 2000 and revenues of approximately $1.1 billion in 2000. On December 31, 2000, MichCon had 2,707 employees.

PENDING MERGER

MCN and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 merger agreement. The revised merger agreement is subject to the approval of MCN shareholders. The transaction is also subject to certain regulatory approvals. Refer to “Item 8. Financial Statements and Supplementary Data, Note 2 – Merger Agreement with DTE Energy Company” of this report for additional information on the proposed merger.

ITEM 1. BUSINESS (CONTINUED)

FINANCIAL AND OPERATING INFORMATION

MichCon’s earnings for 2000 were $109.5 million, an increase of $3.2 million from 1999 earnings of $106.3 million. The comparison was impacted by costs in both the 2000 and 1999 periods associated with the merger between MCN and DTE. Excluding merger costs, 2000 earnings declined $10.7 million from 1999 results reflecting lower gross margins and higher operating costs. The lower gross margins were due to reduced earnings from the gas sales program, partially offset by the impact of more favorable weather. MichCon’s return on equity of 14.9% in 2000 as compared to 15.4% in 1999 and 12.2% in 1998 continues its record of solid financial performance.

MichCon’s earnings in 1999 were $29.3 million higher than earnings in 1998. In addition to the comparison being impacted by merger costs, 1998 results included the write-down of certain gas gathering properties. The 1999 earnings improvement reflects contributions from the gas sales program that began in January 1999, as well as the impact of more favorable weather.

For a detailed discussion of MichCon’s results of operations refer to “Item 7. Management’s Discussion & Analysis” (MD&A) of this report. A discussion of the services provided by MichCon, and the amount and percentage of revenue contributed from such services follows:

Revenue by Service (in Thousands)

	2000		1999		1998

Gas Sales	$909,270	79.5%	$907,471	79.9%	$823,746	79.7%

End User Transportation	117,116	10.2	103,556	9.1	82,016	7.9

Intermediate Transportation	52,577	4.6	57,783	5.1	63,218	6.1

Other	65,379	5.7	66,929	5.9	64,678	6.3

	$1,144,342	100.0%	$1,135,739	100.0%	$1,033,658	100.0%

•	Gas Sales – Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation – A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in MichCon’s experimental three-year Customer Choice Program that began in April 1999. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize MichCon’s pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation – A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize MichCon’s gathering and high pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

ITEM 1. BUSINESS (CONTINUED)

•	Other – Includes revenues from providing appliance maintenance, facility development, meter reading, and other energy-related services.

MichCon expects to achieve modest revenue growth through initiatives to expand its gas markets, its residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on its expertise, capabilities and efficient systems.

	2000	1999	1998

Operating Statistics (Bcf)

Gas Sales	178.9	178.2	168.9

End User Transportation	163.5	151.7	140.1

Intermediate Transportation	598.9	531.9	537.5

	941.3	861.8	846.5

GAS SALES

Strategy and Competitive Environment

Competition in the gas sales market comes primarily from (i) other natural gas providers, and (ii) alternative fuels such as electricity, propane and, to a lesser degree, oil and wood.

Other natural gas providers – MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The program allows a limited number of customers to purchase natural gas from suppliers other than MichCon. For additional detail regarding the Plan, refer to the “Regulatory Reform Plan” section that follows.

Alternative fuels – Natural gas continues to be the preferred space and water-heating fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon’s service territories selects natural gas in new construction because of the convenience, cleanliness and relative price advantage compared to propane, fuel oil and other alternative fuels.

MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan in order to achieve competitive financial results. To accomplish this, MichCon continues to position itself to respond to changes in regulation and increased competition by reducing its cost of operations, maintaining a safe and reliable system for customers, and focusing on meeting the needs of the marketplace.

ITEM 1. BUSINESS (CONTINUED)

Business Developments

As discussed in detail in the “Regulatory Reform Plan” section, the Gas Sales Program allows MichCon to profit from its ability to purchase gas at less than $2.95 per thousand cubic feet (Mcf). The program allowed MichCon to generate favorable profits in 1999 and 2000. MichCon does not expect to generate profits from the Gas Sales Program in 2001. As noted in the “Proposed Regulatory Changes” section, MichCon filed an application with the MPSC to modify the Gas Sales Program. The proposed program would reinstate the Gas Cost Recovery (GCR) mechanism thereby effectively eliminating MichCon’s ability to profit or lose money on gas sales.

The gas sales service in 2000 represented approximately 19% of total deliveries, 80% of total revenues and 63% of total gross margins.

END USER TRANSPORTATION

Strategy and Competitive Environment

The primary focus of competition in this market is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for MichCon’s end user transportation service. In addition, some of these customers could bypass MichCon’s pipeline system and have their gas delivered directly from an interstate pipeline. However, price differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. Since 1988, only one MichCon industrial customer has bypassed its distribution system. MichCon competes against alternative fuel sources by providing competitive pricing and reliable service, supported by its extensive storage capacity.

Business Developments

As of December 2000, MichCon had end user transportation agreements with customers representing annual volumes of 169.0 Bcf. Approximately 73% of these volumes are under contracts that extend to 2002 or beyond and include the majority of the large, and most price-sensitive customers. Contracts for the remaining volumes are typically one-year contracts that expire at various times during 2001 and relate to a large number of low-volume users with relatively low price sensitivity.

MichCon has historically been successful in converting customers’ facilities to natural gas from alternative fuels and retaining those customers after conversion. In 2000, approximately 18 Bcf of MichCon’s end-user transportation deliveries were to customers who chose natural gas over coal. However, as gas prices escalate, lower cost alternative fuels become more appealing to customers. One customer completed conversion to coal during 2000, representing a loss of approximately 0.4 Bcf per year. Of the approximately 18 Bcf of end user transportation deliveries that displaced coal usage in 2000, approximately 15 Bcf are under contracts that extend beyond 2001. These contracts generally include provisions that require continued payments, even if the customer burns an alternative fuel.

ITEM 1. BUSINESS (CONTINUED)

Increasing demand for electricity has created new opportunities for MichCon to market end-user transportation services to electric utilities and independent power producers. During 2000, three customers added additional gas-fired power generation facilities representing 2.2 Bcf of annual incremental load. MichCon is actively seeking additional electric power producers to locate their facilities on its system.

MichCon will continue to transport and deliver gas to customers’ premises or homes under either the existing experimental three-year Customer Choice Program or the proposed choice program. If customers choose to purchase natural gas from other suppliers, they will be reflected as end user transportation customers rather than gas sales customers.

In 2000, end user transportation services accounted for approximately 17% of total gas deliveries, 10% of total revenues and 18% of total gross margins.

INTERMEDIATE TRANSPORTATION

Strategy and Competitive Environment

MichCon’s extensive transmission pipeline system has enabled it to develop a 500 to 600 Bcf annual market for transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan Antrim gas production has also increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

MichCon is in an excellent position to increase revenues by facilitating the transportation of new supplies of western Canadian gas from Chicago to growing markets in eastern Canada and the Northeast United States. In December 1997, MichCon entered into a long-term facility lease of its Milford-to-Belle-River Pipeline to the Vector Pipeline Partnership. An MCN subsidiary has a 25% interest in the $670 million Vector pipeline project. The Vector pipeline was placed in service in December 2000, and provides a transportation link for new supply coming into the Chicago area to growing markets in eastern Canada and the Midwest and Northeast United States. Construction of a second compressor station, expected to be completed by November 2001, will increase the capacity of Vector from 730 MMcf/d to 1 Bcf/d. MichCon is pursuing additional opportunities for transportation services that would further maximize the use of its transmission infrastructure.

Business Developments

MichCon expanded the transportation capacity of its northern Michigan gathering system and further enhanced this gathering system by purchasing the 44-mile Thunder Bay pipeline. Additionally, MichCon placed into service a $91 million, 59-mile loop of its existing Milford-to-Belle-River Pipeline. This loop has improved the overall reliability and efficiency of MichCon’s gas storage and transmission system by mitigating the risk associated with the disruption of the existing pipeline or other facilities used to supply gas to MichCon’s customers. The pipeline expansions and

ITEM 1. BUSINESS (CONTINUED)

acquisitions were needed to meet increased demand for intermediate transportation services and to generate significant off-system transportation opportunities.

In 2000, intermediate transportation services accounted for approximately 64% of total gas deliveries, 5% of total revenues and 8% of total gross margins. While intermediate transportation volumes are a significant part of total deliveries, profit margins on this service are considerably less than margins on gas sales and end user transportation services.

Effect of Weather

MichCon’s gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and MichCon typically incurs substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The seasonal nature of MichCon’s earnings has become more pronounced as a result of its Gas Sales Program. Refer to “Item 7. MD&A” for additional information relating to the effect of weather.

Gas Supply

MichCon obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada and Michigan) under agreements that vary in both pricing and terms. As a result of its Regulatory Reform Plan, MichCon entered into new base supply contracts with suppliers in 1998. As part of its gas acquisition strategy, MichCon has entered into fixed-priced contracts at costs below $2.95 per Mcf for approximately 110 Bcf of its expected 2001 supply requirements. This committed supply represents approximately 65% of the expected 170 Bcf of supply requirements under the Gas Sales Program in 2001. The balance of the gas supply requirements will be met through the utilization of existing gas in inventory and purchasing gas at market prices. MichCon’s geographic diversity of supply, coupled with its 124 Bcf of storage capacity, ensures it will be able to meet its supply requirements for customers.

Following is a listing of MichCon’s sources of gas supply:

	2000	1999	1998

Gas Supply (Bcf)

Long Term

Michigan suppliers	73.5	99.4	94.4

Interstate suppliers	56.1	63.9	17.6

Canadian suppliers	28.0	29.9	25.9

Spot Market	1.2	1.2	26.5

Exchange Gas Receipts (Deliveries)	(1.0)	(7.5)	11.2

Gas From (To) Storage	24.5	(7.6)	(4.7)

	182.3	179.3	170.9

ITEM 1. BUSINESS (CONTINUED)

MichCon has long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR was obligated to transport for MichCon up to 375 MMcf/d of supply through October 1999. Effective in November 1999, MichCon permanently released capacity with ANR thereby reducing contracted capacity to 285 MMcf/d and resulting in roughly $13 million in annual cost savings. The ANR capacity delivers 117.5 MMcf/d of supply sourced from the Gulf Coast, 117.5 MMcf/d sourced from the Midcontinent and 50 MMcf/d from Canada. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon, and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

MichCon has supply contracts with independent Michigan producers, which expire on various dates through 2007. Many of these contracts originally tied prices to spot market indices coupled with transportation rates. As a result of an MPSC Order and individually negotiated settlements, MichCon amended a number of these contracts that were previously at above-market prices to a more competitive level.

At December 31, 2000, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices are generally at their lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlements, thereby reducing interstate pipeline charges. MichCon’s gas distribution system has a planned maximum daily send-out capacity of 3.1 Bcf, with approximately 62% of the volume coming from underground storage for 2001.

Regulatory, Rate and Governmental Matters

MichCon is subject to the jurisdiction of the MPSC as to various phases of its operations, including gas sales and transportation rates, service and accounting. MichCon is subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

Regulatory Reform Plan: MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to modify the program to encourage greater participation as subsequently discussed. Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in 2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

ITEM 1. BUSINESS (CONTINUED)

The Regulatory Reform Plan also includes the Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program. Although this strategy produced favorable margins in 1999 and 2000, MichCon does not expect to generate profits from the Gas Sales Program in 2001. MichCon’s fixed-price supplies for 2001 are at prices higher than those paid in 1999 and 2000. MichCon expects to supplement its existing fixed price supply by purchasing gas at market prices, which are unprecedentedly high. Absent a modification to its Gas Sales Program as subsequently discussed, MichCon plans to meet its remaining gas supply requirements for 2001 with up to 30 Bcf of withdrawals from storage at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of high gas prices. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000, and does not expect income sharing will be required in 2001.

Proposed Regulatory Changes: The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the proceeding, MichCon will return to a GCR mechanism no later than January 2002.

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and, by year three, all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell

ITEM 1. BUSINESS (CONTINUED)

its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 per Mcf under the current experimental Gas Sales Program.

General Rate Proceedings: MichCon received MPSC authorization to defer manufactured gas plant investigation and remediation costs in excess of the $11.7 million previously reserved. In 1999, MichCon depleted the initial reserve. Costs incurred in excess of the initial reserve are being deferred and amortized over a 10-year period beginning in the year subsequent to the year environmental investigation and remediation costs are paid. The recovery of any investigation and remediation costs incurred will be reviewed in a future rate case.

Gas Cost Recovery: Prior to 1999, the GCR process allowed MichCon to recover its cost of gas sold if the MPSC determined that such costs were reasonable and prudent. As previously discussed, beginning in January 1999, MichCon’s Regulatory Reform Plan suspended the GCR mechanism and fixed the gas commodity component of MichCon’s sales rate at $2.95 per Mcf for three years.

The GCR process included an annual Gas Supply and Cost Review in which the MPSC approved maximum monthly GCR factors. A subsequent annual GCR reconciliation proceeding provided a review of gas costs incurred during the year, determined whether approved gas costs had been overcollected or undercollected and, as a result, whether a refund or surcharge, including interest, was required to be returned to or collected from GCR customers. In February 1999, MichCon filed its GCR reconciliation case covering gas costs incurred during 1998, indicating an overrecovery of $18 million, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3.2 million, including $.7 million of interest, had been overrecovered. MichCon refunded the additional overrecovery to customers in 2000 as a reduction in gas sales rates.

FERC Rate Matters: In February 1998, the FERC approved a settlement agreement in an ANR rate case entitling MichCon to refunds totaling $9.4 million. MichCon received $5.5 million of this refund in April 1998 relating to certain transportation services provided by ANR to MichCon. In June 1998, MichCon received the remaining refund.

Other Rate Matters: In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. The presiding MPSC Administrative Law Judge (ALJ) found that no refunds of prior rates are required. The MPSC staff filed a proposed rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4.5 million. In February 2001, the ALJ issued a proposal for decision supporting the MPSC staff’s position. MichCon is defending its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

Energy Assistance Programs: Energy assistance programs funded by the federal government and the State of Michigan, including the Home Heating Credit for low-income customers and the Family Independence Agency’s State Emergency Relief Program, remain critical to MichCon’s ability to control its uncollectible gas account expenses.

ITEM 1. BUSINESS (CONTINUED)

The State of Michigan provides assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for fiscal 2000 and 1999 at $1.1 billion. During the year, an additional $600 million was appropriated in an emergency fund for fiscal 2000. The State of Michigan’s LIHEAP funds were $64 million for 2000 compared to $59 million in fiscal 1999. The State of Michigan received an additional $23 million from the LIHEAP emergency fund which is being carried over to the State’s 2001 fiscal year, which began October 2000. MichCon received $15.1 million of funds in 2000 compared to $12.6 million in 1999. Home Heating Credits assisted 75,600 MichCon customers in 2000 compared to 69,000 in 1999. For fiscal 2001, Congress increased the LIHEAP funding level to $1.4 billion and provided an additional $300 million in emergency funds. Unlike past practice, these funds have not been advanced to states for use in the next fiscal year. While this creates some uncertainty when planning winter heating assistance programs, both Congress and President George W. Bush have pledged continued support for the program.

Environmental Matters

A discussion of environmental matters is included in “Item 7. MD&A” under the heading “Environmental Matters” and in “Item 8. Financial Statements and Supplementary Data, Note 7b – Commitments and Contingencies” under the heading “Environmental Matters.”

Franchises

MichCon operates in more than 530 cities, villages and townships under franchises or permits that typically are revocable at will and have a 30-year maximum duration. Prior to 1993, MichCon had no policy requiring the renewal of franchises. Thereafter, MichCon implemented such a policy and began a process to renew or re-establish franchises that had expired in 233 municipalities. During the 1994 to 2000 period, an additional 203 franchises expired. To date, 401 franchises have been renewed, including eight in 1999 and two in 2000. There were no franchises that lapsed during 1999 or 2000.

As for the 35 franchises that are currently expired, MichCon’s gas distribution systems were installed and are maintained with the consent or acquiescence of the municipalities. While MichCon could be ordered to remove its property by any municipality in which its franchise has expired, it could lose ownership only by its consent and the payment of an agreed-upon price, or by condemnation and the payment of the fair value of such property. Should any of these municipalities seek to terminate MichCon’s operations therein and substitute another gas utility operation, publicly or privately owned, the municipality must either (i) acquire and operate MichCon’s system, (ii) construct a new system or (iii) grant a franchise to another privately owned utility to construct or acquire its own distribution system.

Other

Collective Bargaining Agreements: MichCon has five collective bargaining agreements that cover slightly less than half of its labor force. In December 2000, MichCon negotiated and signed two

ITEM 1.  BUSINESS (CONCLUDED)

agreements that are in effect through October 2004. The three remaining agreements expire in June 2001 and are subject to pending negotiations.

Other: MichCon Development Company, a 100%-owned subsidiary of MichCon, holds between a 33% and a 50% interest in various partnerships related to the Harbortown development. The Harbortown development is a mixed use development consisting of a 60,000 square foot retail shopping center, a 63 slip marina, 273 rental units and 80 low-rise condominiums located along the Detroit River. The development consists of 35 acres of land, of which 12 are undeveloped.

ITEM 2.  PROPERTIES

MichCon operates natural gas distribution, transmission and storage facilities in Michigan. At December 31, 2000, MichCon’s distribution system included 17,313 miles of distribution mains, 1,109,528 service lines and 1,222,287 active meters. MichCon owns 2,604 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon owns properties relating to four underground storage fields with an aggregate storage capacity of approximately 124 Bcf. Additionally, MichCon owns district office buildings, service buildings and gas receiving and metering stations. MichCon also owns its principal office building in Detroit (the Guardian Building) and occupies an office building in Grand Rapids under a long-term lease. Portions of these buildings are subleased to affiliates and others.

Most of MichCon’s properties are held in fee, by easement, or under lease agreements expiring at various dates to 2006, with renewal options extending beyond that date. The principal plants and properties of MichCon are held subject to the lien of MichCon’s Indenture of Mortgage and Deed of Trust under which MichCon’s First Mortgage Bonds are issued. Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. MichCon’s capital investments for 2000 totaled $118 million, which compares with $136 million in 1999 and $153 million in 1998.

MichCon’s subsidiaries own (i) a 67-mile gathering pipeline that transports natural gas and natural gas liquids from reserves in east-central Michigan to natural gas processing plants in northern Michigan and (ii) 134 miles of gathering lines and a 2,400 horsepower compressor station located in northern Michigan. Other MichCon subsidiaries have (i) a 46% interest in a partnership that owns lateral lines related to the 67-mile gathering pipeline and (ii) an 83% interest in an additional 32-miles of gathering pipelines in northern Michigan.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the regulatory proceedings and other matters described in “Item 1. Business,” MichCon also is involved in a number of lawsuits and administrative proceedings in the ordinary course of business with respect to taxes, environmental matters, contracts, personal injury, property damage claims and other matters.

Environmental

MichCon originally received a general notice of liability letter from the United States Environmental Protection Agency (EPA) in 1994, stating that it was one of two potentially

ITEM 3.  LEGAL PROCEEDINGS (CONCLUDED)

responsible parties at the Lower Ecorse Creek Superfund site in Wyandotte, Michigan. MichCon reviewed the EPA’s bases for determining that it is a potentially responsible party and concluded that it was not responsible for contamination discovered at that site and informed the EPA of its decision. In December 1999, the EPA asked for recovery of its costs which totaled $5.1 million. In mid-2000, MichCon and the EPA reached an agreement on the terms of a settlement whereby MichCon would pay $.24 million towards the total costs of cleaning up the sites. As required by the Comprehensive Environmental Response Compensation and Liability Act, the EPA filed an action in federal court in December 2000 seeking approval of the terms of the settlement with MichCon. Management believes the settlement will be approved in mid-2001 and the ultimate resolution of this matter will not have a material adverse effect on MichCon’s financial statements.

Other

Since 1996, MichCon and 200 other natural gas transmission companies, producers, gatherers and processors of natural gas from across the United States have been defending claims filed by Jack Grynberg on behalf of the U.S. Government under the False Claims Act, seeking unspecified damages for alleged underpayment of royalties on federal and Indian lands due to purported improper measurement of gas. The initial suit was dismissed in 1997, and that dismissal was affirmed by the District Court of Appeals in October 1998. Mr. Grynberg refiled that suit in September 1997 in 77 separate federal district courts. MichCon and MichCon Pipeline Company (MichCon Pipeline), a 100% owned subsidiary of MichCon, have been named in one suit in the U.S. District Court, Eastern District of Michigan. In April 1999, the U.S. Department of Justice declined intervention, and subsequently, the 77 separate cases were consolidated by the Multidistrict Litigation Panel for pre-trial proceedings in Wyoming. MichCon and MichCon Pipeline are defending against the claims and believe they lack merit.

In May 1999, a class action suit was filed in Kansas state court naming approximately 200 pipeline companies and producers, seeking unspecified damages for alleged underpayment of royalties due to purported mismeasurement of gas on all natural gas purchased in the U.S. since 1974. MichCon and MichCon Pipeline are among those named in this suit. The case was removed to U.S. District Court, Southern Division of Kansas, and consolidated with the Grynberg False Claims Act case in Wyoming. In January 2001, the court granted plaintiff’s request to remand the case back to state court agreeing there was no federal court jurisdiction over the state law claims. The company is defending against these claims and believes they lack merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted per general instruction I(2)(c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are indirectly owned by MCN, and constitute 100% of the voting securities of MichCon. Therefore, no market exists for MichCon’s common stock.

MichCon paid cash dividends of $100.0 million in 2000, $17.5 million in 1999 and $46.1 million in 1998 on its common stock. MichCon paid cash dividends of $75.0 million in February 2001.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data	2000	1999	1998	1997	1996

(Dollars in Thousands)

Income Available for Common Stock	$109,534	$106,336	$76,976	$79,020	$79,824

Cash Dividends Declared on Common Stock	$100,000	$17,500	$46,084	$40,000	$11,263

Return on Average Common Shareholder’s Equity	14.9%	15.4%	12.2%	13.3%	14.7%

Property, Plant and Equipment	$2,980,627	$2,988,318	$2,889,020	$2,790,352	$2,668,294

Less – Accumulated depreciation and depletion	1,538,311	1,463,706	1,396,940	1,322,392	1,243,060

Net property, plant and equipment	$1,442,316	$1,524,612	$1,492,080	$1,467,960	$1,425,234

Total Assets	$2,311,938	$2,282,728	$2,172,525	$2,136,336	$2,058,344

Capital Expenditures	$117,645	$135,933	$153,475	$155,208	$212,668

Capitalization

Long-term debt	$639,109	$677,517	$615,419	$611,763	$536,561

Long-term capital lease obligations	2,260	3,392	4,416	5,344	13,757

Common shareholder’s equity	736,897	735,502	646,843	616,024	577,004

Total capitalization	$1,378,266	$1,416,411	$1,266,678	$1,233,131	$1,127,322

Sources of Operating Revenues

Gas sales	$909,270	$907,471	$853,463	$1,079,530	$1,058,499

Application of (provision for) refunds-net	–	–	(29,717)	(16,736)	27,346

End user transportation	117,116	103,556	82,016	84,516	82,210

Intermediate transportation	52,577	57,783	63,218	55,221	48,570

Storage services	2,555	3,906	7,243	7,630	6,956

Conservation and other assistance programs	–	–	–	(2,914)	(2,483)

Other	62,824	63,023	57,435	46,432	37,687

Total operating revenues	$1,144,342	$1,135,739	$1,033,658	$1,253,679	$1,258,785

Disposition of Gas (MMcf)

Gas sales	178,906	178,202	168,906	205,760	217,672

End user transportation	163,565	151,715	140,051	144,963	146,662

Intermediate transportation	598,868	531,913	537,532	586,496	527,510

	941,339	861,830	846,489	937,219	891,844

Company use and lost gas	5,955	5,687	4,811	3,896	5,746

Total disposition of gas	947,294	867,517	851,300	941,115	897,590

Effect of Weather

Percent colder (warmer) than normal	(5.5)%	(9.0)%	(19.3)%	.8%	5.4%

Increase (decrease) from normal in:

Gas markets (MMcf)	(12,352)	(18,732)	(40,272)	589	10,909

Net income	$(11,718)	$(18,592)	$(35,314)	$467	$9,886

Utility Customers

Residential	1,090,209	1,066,249	1,104,033	1,092,334	1,087,450

Total	1,218,654	1,204,125	1,190,508	1,178,543	1,169,690

Employees	2,707	2,712	2,724	2,867	3,062

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect lower earnings from Gas Sales Program and higher operating costs, partially offset by more favorable weather – MichCon’s earnings for 2000 were $109.5 million, an increase of $3.2 million from 1999 earnings of $106.3 million. As subsequently discussed, the comparison was impacted by costs in both the 2000 and 1999 periods associated with the merger between MichCon’s parent company, MCN Energy Group Inc. (MCN), and DTE Energy Company (Note 2). Excluding merger costs, 2000 earnings declined $10.7 million from 1999 results reflecting lower gross margins and higher operating costs. The lower gross margins were due to reduced earnings from the Gas Sales Program, partially offset by the impact of more favorable weather. MichCon’s return on equity of 14.9% in 2000 as compared to 15.4% in 1999 and 12.2% in 1998 continues its record of solid financial performance.

MichCon’s earnings in 1999 were $29.3 million higher than earnings in 1998. In addition to the comparison being impacted by merger costs, 1998 results included the write-down of certain gas gathering properties. The 1999 earnings improvement reflects contributions from the Gas Sales Program that began in January 1999, as well as the impact of more favorable weather.

	Earnings Components (in Millions)

	Comparing 2000 to 1999		Comparing 1999 to 1998

	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

Operating Revenues	$8.6	.8%	$102.0	9.9%

Cost of Gas	22.6	4.7	32.4	7.2

Gross Margin	(14.0)	(2.2)	69.6	12.0

Operation and Maintenance	(13.0)	(4.9)	13.7	5.4

Depreciation and Depletion	4.8	4.8	6.0	6.5

Property and Other Taxes	16.0	35.4	(10.2)	(18.4)

Merger Costs	(21.4)	(84.0)	25.4	N/A

Property Write-down	–	N/A	(24.8)	N/A

Other Income and Deductions	(2.1)	(3.9)	9.5	21.7

Income Tax Provision	(1.5)	(2.7)	20.7	57.7

Net Income	3.2	3.0	29.3	38.1

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $14.0 million in 2000 and increased $69.6 million in 1999. Gross margins reflect varying contributions from MichCon’s Gas Sales Program and the impact of more favorable weather.

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 8a) which was implemented in January 1999. Margins generated under the sales program were lower in 2000 as compared to 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). As part of its gas acquisition strategy, MichCon entered into fixed-price contracts at costs below $2.95 per Mcf for a

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

substantial portion of its gas supply requirements in 2000 and 1999. The cost of gas purchased in 2000 was higher than in 1999 resulting in reduced margins. As discussed in the “Outlook” section that follows, MichCon has requested that the Michigan Public Service Commission (MPSC) modify the Gas Sales Program, effective April 2001 (Note 8b).

Margins generated under the Gas Sales Program were also affected by the number of customers who chose to purchase their gas from other suppliers under MichCon’s three-year Customer Choice Program, which is also a part of its Regulatory Reform Plan. Year one of this program began in April 1999, with approximately 70,000 customers choosing to participate. Year two commenced in April 2000, with the number of customers participating declining to approximately 55,000. Distribution margins were retained from these customers as MichCon continued to transport and deliver the gas to the customers’ premises. Although year three of the program is scheduled to commence in April 2001 where up to 225,000 customers could participate, MichCon has proposed to the MPSC to modify the program by expanding the number of customers who could choose to purchase their gas from other suppliers (Note 8b).

The gross margin comparisons were also affected by increases in gas sales and end user transportation deliveries due primarily to more favorable weather. Although weather was warmer than normal in all periods, it was still colder in 2000 and in 1999 as compared to the previous years. Additionally, gross margins in 2000 and 1999 reflect fluctuations in intermediate transportation revenues as well as revenues from other gas-related services.

	2000	1999	1998
Effect of Weather on Gas Markets and Earnings
Percentage Warmer Than Normal	(5.5)%	(9.0)%	(19.3)%

Decrease From Normal in:

Gas markets (in Bcf)	(12.4)	(18.7)	(40.3)

Net income (in Millions)	$(11.7)	$(18.6)	$(35.3)

Gas sales and end user transportation revenues in total increased $15.4 million in 2000 and $105.2 million in 1999. Revenues reflect higher gas sales and end user transportation deliveries that increased 12.5 billion cubic feet (Bcf) in 2000 and 20.9 Bcf in 1999 due primarily to weather, which was 3.5% colder in 2000 and 10.3% colder in 1999 compared to the previous years.

The revenue comparison for 1999 and 1998 was also impacted by variations in the cost of the gas commodity component of gas sales rates. As previously discussed, this gas commodity component was fixed under MichCon’s Gas Sales Program at $2.95 per Mcf beginning in January 1999. Prior to 1999, MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, the effect of any fluctuations in cost of gas sold prior to 1999 was substantially offset by a change in gas sales revenues. The gas commodity component of MichCon’s sales rates increased $.24 per Mcf (9%) in 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	2000	1999	1998

Operating Revenues (in Millions)

Gas Sales	$909.3	$907.5	$823.8

End User Transportation	117.1	103.5	82.0

	1,026.4	1,011.0	905.8

Intermediate Transportation	52.6	57.8	63.2

Other	65.3	66.9	64.7

	$1,144.3	$1,135.7	$1,033.7

Gas Markets (Bcf)

Gas Sales	178.9	178.2	168.9

End User Transportation	163.5	151.7	140.1

	342.4	329.9	309.0

Intermediate Transportation	598.9	531.9	537.5

	941.3	861.8	846.5

Intermediate transportation revenues decreased $5.2 million in 2000 and $5.4 million in 1999. The 2000 decrease reflects reduced revenues from the Saginaw Bay Area Limited Partnership that owned a 126-mile gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense. The 1999 decrease is due to customers shifting volumes from a higher rate to a lower rate transportation route as well as lower fees generated from tracking the transfer of gas title on MichCon’s transportation system.

Intermediate transportation volumes delivered increased 67.0 Bcf in 2000 and decreased 5.6 Bcf in 1999. The 2000 increase reflects higher off-system demand caused by the more favorable weather and higher volumes transported for fixed-fee customers. Transportation volumes for fixed-fee customers may fluctuate significantly, however revenues from such customers are not affected. While intermediate transportation volumes are a significant part of total markets, profit margins on this service are considerably less than margins on gas sales or for end user transportation services.

Other operating revenues decreased $1.6 million in 2000 and increased $2.2 million in 1999. The comparisons reflect higher revenues from storage and facility development services in 1999. The decline in 2000 was mitigated by an increase in late payment fees, appliance maintenance services and other gas-related services.

Cost of Gas

Cost of gas is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Under the Gas Cost Recovery (GCR) mechanism that was in effect through

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 (Note 8c), MichCon’s sales rates were set to recover all of its reasonably and prudently incurred gas costs. Therefore, fluctuations in cost of gas sold had little effect on gross margins. Under MichCon’s Gas Sales Program, the gas commodity component of its sales rates is fixed. Accordingly, beginning in 1999, changes in cost of gas sold directly impacted gross margins and earnings.

Cost of gas sold increased $22.6 million in 2000 and $32.4 million in 1999, primarily as a result of higher weather-driven sales volumes. The increases attributable to weather in 2000 and 1999 were partially offset by reductions in gas sales volumes as a result of customers who have chosen to purchase their gas from other suppliers under MichCon’s Customer Choice Program. As previously discussed, MichCon retains margins from these customers by continuing to transport and deliver the gas to the customers’ premises. Additionally, cost of gas sold was impacted by average prices paid, which increased $.08 (3%) per Mcf in 2000 and $.02 (1%) per Mcf in 1999. The cost of gas sold increase in 2000 was tempered by a 24.5 Bcf liquidation of inventory gas that was priced significantly below 2000 average purchase rates (Note 4).

Other Operating Expenses

Operation and maintenance expenses declined $13.0 million in 2000 and increased $13.7 million in 1999. The decrease in 2000 is due primarily to lower employee benefit costs, primarily pension costs, as well as the receipt of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. The settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation. The decrease in 2000 also reflects lower advertising costs, partially offset by higher uncollectible gas accounts expense.

Operation and maintenance expenses in both years include additional computer system support costs associated with MichCon’s new customer information system that became operational in 1999. Additionally, the increase in 1999 reflects higher injuries and damages costs, partially offset by lower employee benefit costs and uncollectible gas accounts expense. The comparison was also affected by an interstate pipeline company refund that benefited the 1998 period.

All periods reflect management’s continuing efforts to control operating costs, specifically employee benefit costs and uncollectible gas accounts expense. MichCon has streamlined its organizational structure over the past several years while increasing its customer base and expanding energy services to customers. Since 1997, the number of employees has declined by over 150 or 5%, while the number of customers has increased by more than 40,000 or 3%.

MichCon’s uncollectible gas accounts expense increased $2.6 million in 2000 and declined $1.5 million in 1999. Both periods were affected by the impact of weather on accounts receivable balances, a more aggressive collection program, as well as the continuation of home heating assistance funding obtained by low-income customers.

MichCon’s uncollectible gas accounts expense is directly affected by the level of government funded heating assistance its qualifying customers receive. The State of Michigan provides this assistance in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the form of Michigan Home Heating Credits which are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for the 1998, 1999 and 2000 fiscal years at $1.1 billion each year, with additional emergency funding available only upon Presidential order. The State of Michigan’s LIHEAP funds were increased from $59 million in fiscal year 1999 to $64 million in 2000. MichCon received $15.1 million of these funds in 2000, compared to $12.6 million in 1999. Home Heating Credits assisted 75,600 MichCon customers in 2000, nearly 7,000 more customers than in 1999. For the fiscal year beginning in October 2001, Congress increased the LIHEAP funding level to $1.4 billion and provided an additional $300 million in emergency funds. Unlike prior years, these funds have not been advanced to states for use in the next fiscal year. While this creates some uncertainty, both Congress and President George W. Bush have pledged continued support for the program. Any future changes in LIHEAP funding may impact MichCon’s uncollectible gas accounts expense.

Depreciation and depletion increased $4.8 million in 2000 and $6.0 million in 1999. The increases reflect higher plant balances resulting from capital expenditures of $117.6 million in 2000 and $135.9 million in 1999.

Property and other taxes increased $16.0 million in 2000 and decreased $10.2 million in 1999, reflecting a change in the calculation of the value of personal property subject to taxation by local taxing jurisdictions. In 1998, MichCon began filing its personal property tax valuation information excluding intangible costs from the value of personal property. A number of local taxing jurisdictions accepted the revised calculation, and MichCon recorded lower property tax expense in 1999 and 1998 associated with the accepting jurisdictions. MichCon also filed appeals to recover excess payments made in 1996 and 1997 based on the revised calculation and recorded lower property tax expense as a result of the filings. At the end of 2000, a number of the previously accepting jurisdictions protested the revised calculation. As a result, in 2000 MichCon reversed the reduction in property tax expense that was associated with prior years’ excess payments made to those jurisdictions.

Property tax expense in 2000 was favorably impacted by new valuation tables approved by the Michigan State Tax Commission (STC) in November 1999. Several local taxing jurisdictions have taken legal action against the State of Michigan to prevent the STC from implementing the new valuation tables (Note 7a).

Merger costs totaled $4.0 million in 2000 compared to $25.4 million in 1999. The costs represent legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income and Deductions

Other income and deductions decreased $2.1 million in 2000 and increased $9.5 million in 1999. The 2000 improvement reflects higher investment income from the Grantor Trust (Note 10c) and joint venture earnings from the 25%-owned Blue Lake gas storage project, partially offset by an increase in interest expense. The 1999 comparison was affected by a 1998 change in minority interest due to the joint venture partners’ share of the write-down of certain gas gathering properties (Note 3). The change in 1999 is also attributable to lower interest income resulting from the repayment of funds loaned to MCN.

Income Taxes

Income taxes decreased $1.5 million in 2000 and increased $20.7 million in 1999 (Note 14). Income tax comparisons were affected by variations in pre-tax earnings, tax credits and tax adjustments recorded upon filing MichCon’s tax returns. Additionally, 2000 was impacted by higher non-taxable investment income.

Outlook

Strategy – MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to grow its revenues and control its costs in order to deliver strong shareholder returns and provide customers high-quality service at competitive prices. Modest revenue growth will be achieved through initiatives to expand MichCon’s 900 Bcf of gas markets, its 1.2 million residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on its expertise, capabilities and efficient systems.

The challenges and opportunities resulting from increased competition in the natural gas industry have been a catalyst for MPSC action in the development of major reforms in utility regulation. MichCon continues to position itself to respond to changes in regulation and increased competition by reducing its cost of operations while maintaining a safe and reliable system for customers. Among other cost saving initiatives, MichCon has reduced its net workforce each year since 1992.

Regulatory Reform Plan – MichCon has capitalized on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to modify the program to encourage greater participation as subsequently discussed. Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in 2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Regulatory Reform Plan also includes the Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program. Although this strategy produced favorable margins in 1999 and 2000, MichCon does not expect to generate profits from the Gas Sales Program in 2001. MichCon’s fixed-price supplies for 2001 are at prices higher than those paid in 1999 and 2000. MichCon expects to supplement its existing fixed price supply by purchasing gas at market prices, which are unprecedentedly high. Absent a modification to its Gas Sales Program as subsequently discussed, MichCon plans to meet its remaining gas supply requirements for 2001 with up to 30 Bcf of withdrawals from storage at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of high gas prices. The level of margins generated from selling gas will also be affected by actual gas sales volumes, which will fluctuate as a result of changes in weather, and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon.

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000, and does not expect income sharing will be required in 2001.

Proposed Regulatory Changes – The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

MichCon supports customer choice initiatives but is concerned with the structure of the current three-year Customer Choice and Gas Sales Programs that fixed the gas commodity component of its sales rates at $2.95 per Mcf. There are approximately 15,000 fewer customers participating in year two of the Customer Choice Program than in year one as a result of fewer natural gas marketers participating due to higher gas prices. Current market prices for gas are substantially higher than the $2.95 per Mcf rate available to customers under MichCon’s Customer Choice Program, thereby hindering gas marketers’ ability to compete with MichCon for such customers.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the application, MichCon will return to a GCR mechanism no later than January 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and by year three, all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 under the current experimental Gas Sales Program.

Accounting for Regulation – As described in Note 8d to the consolidated financial statements, MichCon complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and would require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If MichCon were to discontinue application of SFAS No. 71 for all of its operations as of December 31, 2000, it would have an extraordinary non-cash increase to net income of approximately $62.9 million. Factors that could give rise to the discontinuance of SFAS No. 71 include (i) increasing competition that restricts MichCon’s ability to establish prices to recover specific costs, and (ii) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Based on a current evaluation of the various factors and conditions that are expected to impact future regulation, management believes currently available facts support the continued application of SFAS No. 71.

Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. Settlements were reached with a number of carriers, with payments received in 2000.

During 2000, 1999 and 1998, MichCon spent $1.3 million, $.7 million and $1.6 million, respectively, investigating and remediating these former MGP sites. At December 31, 2000, the reserve balance was $30.1 million, of which $4.5 million is classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon’s financial position and cash flows. However, management believes that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon’s results of operations.

Mercury Regulators – As a result of the increasing public concern regarding mercury contamination in homes served by other utilities, and because new more sensitive mercury detection equipment exists, MichCon initiated a two-phase testing program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury, which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however, when a regulator is removed there is a potential for an accidental release of mercury. To minimize this risk, MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MichCon implemented the two-phase testing program in coordination with the EPA and the Michigan Department of Community Health (MDCH). The new mercury detection equipment made available by the EPA allowed MichCon to re-test 39 homes where an accidental release of mercury occurred during the 1990s. MichCon completed this phase I testing in December 2000 with additional cleanup undertaken at 13 homes to the satisfaction of the EPA and the MDCH. In February 2001, phase II of the testing program was implemented, which involves the statistical sampling of up to 4,000 customer homes in which mercury regulators may have once existed. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Through December 31, 2000, MichCon had accrued approximately $3.5 million of costs related to the mercury regulators, of which $2.5 million had been incurred during phase I testing. Management cannot predict the final disposition of this matter, but does not believe it will have a material adverse impact on MichCon’s financial statements.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR) alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. ANR’s allegations are being evaluated to determine whether and to what extent, if any, MichCon may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MichCon’s financial statements.

CAPITAL RESOURCES AND LIQUIDITY

	2000	1999	1998

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):

Operating activities	$227.4	$120.6	$217.9

Financing activities	(101.8)	26.5	(39.8)

Investing activities	(122.6)	(144.0)	(185.8)

Net Increase (Decrease) in Cash and Cash Equivalents	$3.0	$3.1	$(7.7)

Operating Activities

Cash flow from operating activities increased $106.8 million in 2000 and decreased $97.3 million in 1999. Both comparisons reflect changes in working capital requirements and higher earnings after adjusting for noncash items (depreciation, deferred taxes and the property write-down).

Financing Activities

Cash flow related to financing activities decreased $128.3 million in 2000 and increased $66.3 million in 1999. The decrease in 2000 is due to the issuance of less long- and short-term debt and an

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in dividends paid to MCN. The increase in 1999 is due to higher borrowings, net of repayments, and lower dividends paid to MCN. A summary of MichCon’s financing strategy to meet working capital requirements, as well as its significant financing activities during the 1998 – 2000 period follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of each year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $200 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility, both of which expire in July 2001. At December 31, 2000, commercial paper of $277.7 million was outstanding under this program.

During 2000, MichCon repaid $12.3 million of term debt of a non-utility subsidiary that was scheduled to mature in 2006. Additionally, MichCon repaid $20 million of first mortgage bonds.

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

As of December 2000, MichCon had an outstanding shelf registration with $140 million remaining to be issued in the form of debt securities.

The following table sets forth the ratings as of December 31, 2000 for securities issued by MichCon:

Standard
	& Poors	Moody’s	Fitch

Commercial paper	A2	P1	F1

First mortgage bonds	A-	A2	A

Senior secured notes*	AAA	Aaa	AAA

*	Ratings based on insurance policy provided by MBIA Insurance Corporation

MichCon paid a cash dividend of $75 million in February 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing Activities

MichCon’s cash flow related to investing activities decreased $21.4 million in 2000 and $41.8 million in 1999. The comparisons for both years were affected by lower capital expenditures. Additionally, the 1999 comparison reflects a $28.2 million investment in a Grantor Trust in 1998 to meet future cash flow obligations related to certain postretirement healthcare costs.

MichCon’s capital expenditures totaled $117.6 million in 2000 and $135.9 million in 1999, decreases of $18.3 million and $17.6 million from prior years. Capital expenditures primarily represent the construction of new distribution lines to attach new customers, new computer systems and improvements to storage, distribution and transmission systems. Capital expenditures for 2001 are expected to total $110 million.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK INFORMATION

MichCon’s primary market risk arises from fluctuations in natural gas prices. MichCon manages natural gas price risk by entering into fixed-price contracts for a large portion of its expected supply requirements. If MichCon did not enter into these fixed-price supply contracts, its exposure to such risk would be substantially higher. See the “Outlook” section for a further discussion of MichCon’s risks associated with natural gas prices.

MichCon also has market risk from fluctuations in interest rates. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MichCon did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MichCon’s risk management activities is included in Note 11 to the Consolidated Financial Statements. MichCon is subject to interest rate risk in connection with the issuance of variable-and fixed-rate debt. In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed-and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MichCon’s exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).

A sensitivity analysis model was used to calculate the fair values or cash flows of MichCon’s debt and interest rate swaps, utilizing applicable forward interest rates in effect at December 31. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

The results of the sensitivity model calculations follow:

	2000		1999

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%	Favorable
	Increase in	Decrease in	Increase in	Decrease in	(Unfavorable)
	Prices/Rates	Prices/Rates	Prices/Rates	Prices/Rates	Change In
(in Millions)
Market Risk
Interest Rate Sensitive

Debt – Fixed rate	$12.6	$(12.6)	$19.7	$(19.7)	Fair Value

Variable rate	$(.1)	$.1	$(.5)	$.5	Cash Flow

Swaps – Pay fixed/ receive variable	$–	$–	$.2	$(.2)	Fair Value

Pay variable/ receive fixed	$(2.0)	$2.0	$(1.9)	$1.9	Fair Value

NEW ACCOUNTING PRONOUNCEMENT

As of January 1, 2001, MichCon adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MichCon has identified its interest rate swaps, firm-priced supply contracts, and options embedded in certain debt instruments as derivatives. The cumulative effect of adopting SFAS No. 133 is not expected to be material. The adoption will impact assets and liabilities recorded in the statement of financial position.

The Derivatives Implementation Group (DIG), a committee created by the Financial Accounting Standards Board, is expected to continue providing guidance and clarification on SFAS No. 133 issues in 2001. It is possible the DIG could conclude on issues that would have a material impact on how MichCon accounts for derivatives.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk may be found in “Item 7. MD&A – Market Risk Information.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31

	2000	1999	1998
(in Thousands)

Operating Revenues

Gas Sales	$909,270	$907,471	$823,746

Transportation and storage services (Note 13)	172,248	165,245	152,477

Other (Note 13)	62,824	63,023	57,435

Total Operating Revenues	1,144,342	1,135,739	1,033,658

Operating Expenses

Cost of gas	506,522	483,925	451,529

Operation and maintenance (Note 13)	253,117	266,104	252,397

Depreciation and depletion	103,650	98,879	92,883

Property and other taxes	61,260	45,230	55,438

Merger Costs (Note 2)	4,058	25,429	–

Property write-down (Note 3)	–	–	24,800

Total operating expenses	928,607	919,567	877,047

Operating Income	215,735	216,172	156,611

Other Income and (Deductions)

Interest income (Note 13)	3,247	2,604	5,688

Interest on long-term debt	(48,320)	(47,265)	(44,884)

Other interest expense	(11,501)	(8,626)	(12,113)

Minority interest (Note 3)	(486)	(1,020)	5,727

Equity in earnings of joint ventures	3,453	1,976	1,946

Other	2,359	(1,016)	(182)

Total other income and (deductions)	(51,248)	(53,347)	(43,818)

Income Before Income Taxes	164,487	162,825	112,793

Income Tax Provision (Note 14)	54,953	56,489	35,817

Net Income	$109,534	$106,336	$76,976

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2000	1999
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents	$12,673	$9,705

Accounts receivable, less allowance for doubtful accounts of $18,912 and $17,777, respectively	157,793	147,412

Accrued unbilled revenues	135,465	98,866

Gas in inventory (Note 4)	13,586	74,150

Property taxes assessed applicable to future periods	54,767	60,589

Other	35,468	31,594

	409,752	422,316

Deferred Charges and Other Assets

Investment in and advances to joint ventures	20,068	19,115

Long-term investments	70,643	67,210

Investment in capital lease (Note 9)	76,395	–

Deferred environmental costs (Notes 7b and 8d)	26,372	28,639

Prepaid benefit costs (Note 10a)	214,068	156,290

Other	52,324	64,546

	459,870	335,800

Property, Plant and Equipment, at cost	2,980,627	2,988,318

Less – Accumulated depreciation and depletion	1,538,311	1,463,706

	1,442,316	1,524,612

	$2,311,938	$2,282,728

LIABILITIES AND CAPITALIZATION

Current Liabilities

Accounts payable	$98,357	$93,549

Notes payable (Note 5)	278,762	237,785

Current portion of long-term debt and capital lease obligations (Notes 6a and 9)	24,652	27,984

Federal income, property and other taxes payable	67,636	71,415

Customer deposits	17,696	17,698

Other	59,366	68,339

	546,469	516,770

Deferred Credits and Other Liabilities

Deferred income taxes (Note 14)	141,552	105,351

Unamortized investment tax credits	25,867	27,778

Tax benefits amortizable to customers (Note 8d)	138,161	136,236

Accrued environmental costs (Note 7b)	25,608	25,068

Minority interest	635	8,716

Other	55,380	46,398

	387,203	349,547

Commitments and Contingencies (Notes 7, 8 and 9)

Capitalization (see accompanying statement)

Long-term debt, including capital lease obligations (Notes 6a and 9)	641,369	680,909

Common shareholder’s equity	736,897	735,502

	1,378,266	1,416,411

	$2,311,938	$2,282,728

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CAPITALIZATION

	Year Ended December 31

	2000	1999	1998
(in Thousands)
Long-Term Debt, excluding current requirements (Note 6a)

First Mortgage Bonds, interest payable semi-annually 5.75% series due 2001	$–	$20,000	$40,000

8% series due 2002	17,314	17,314	17,314

6.72% series due 2003	4,150	4,150	4,150

6.8% series due 2003	15,850	15,850	15,850

9.125% series due 2004	–	–	18,000

7.15% series due 2006	40,000	40,000	40,000

7.21% series due 2007	30,000	30,000	30,000

7.06% series due 2012	40,000	40,000	40,000

8.25% series due 2014	80,000	80,000	80,000

7.6% series due 2017	14,747	14,932	14,980

7.5% series due 2020	28,663	29,352	29,641

9.5% series due 2021	40,000	40,000	40,000

6.75% series due 2023	15,301	15,982	16,617

7% series due 2025	40,000	40,000	40,000
Remarketable securities, interest payable semi-annually

6.2% series due 2038	75,000	75,000	75,000

6.45% series due 2038	75,000	75,000	75,000
Senior notes, interest payable quarterly

6.85% series due 2038	53,732	54,863	–

6.85% series due 2039	55,000	55,000	–

Long-term capital lease obligations (Note 9)	2,260	3,392	4,416

Other long-term debt	11,876	27,465	36,126

Net unamortized premium (discount)	2,476	2,609	2,741

Total	641,369	680,909	619,835

Common Shareholder’s Equity

Common Stock, par value $1 per share – 15,100,000 shares authorized and 10,300,000 shares outstanding for all periods	10,300	10,300	10,300

Additional Paid-In Capital	231,949	230,399	230,399

Retained Earnings

Balance – beginning of period	494,803	406,144	375,325

Net income	109,534	106,336	76,976

Common stock dividends declared	(109,689)	(17,677)	(46,157)

Balance – end of period	494,648	494,803	406,144

Total common shareholder’s equity	736,897	735,502	646,843

Total capitalization	$1,378,266	$1,416,411	$1,266,678

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2000	1999	1998
(in Thousands)
Cash Flow From Operating Activities

Net income	$109,534	$106,336	$76,976
Adjustments to reconcile net income to net cash flow provided from operating activities
Depreciation and depletion

Per statement of income	103,650	98,879	92,883

Charged to other accounts	9,779	8,892	7,946

Property write-down, net (Note 3)	–	–	11,200

Deferred income taxes – current	(4,837)	1,416	(961)

Deferred income taxes and investment tax credit, net	36,215	20,894	15,005

Other	(4,985)	(823)	(4,430)

Changes in assets and liabilities, exclusive of changes shown separately	(21,967)	(115,005)	19,299

Net cash provided from operating activities	227,389	120,589	217,918

Cash Flow From Financing Activities

Issuance of long-term debt (Note 6a)	–	106,535	153,052

Notes payable, net	40,977	16,616	(20,522)

Retirement of long-term debt (Note 6a)	(42,740)	(79,097)	(126,292)

Dividends paid	(100,000)	(17,500)	(46,084)

Net cash provided from (used for) financing activities	(101,763)	26,554	(39,846)

Cash Flow From Investing Activities

Capital expenditures	(117,645)	(135,933)	(153,475)

Other (Note 10c)	(5,013)	(8,108)	(32,347)

Net cash used for investing activities	(122,658)	(144,041)	(185,822)

Net Increase (Decrease) in Cash and Cash Equivalents	2,968	3,102	(7,750)

Cash and Cash Equivalents, January 1	9,705	6,603	14,353

Cash and Cash Equivalents, December 31	$12,673	$9,705	$6,603

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(15,671)	$(6,055)	$50,174

Accrued unbilled revenues	(36,599)	(12,099)	5,129

Accrued/deferred gas cost recovery revenues, net (Notes 1, 8a and 8c)	(241)	(14,980)	27,843

Gas in inventory (Note 4)	60,564	(17,181)	(16,768)

Property taxes assessed applicable to future periods	5,822	10,576	(6,338)

Prepaid benefit costs, net	(57,777)	(42,411)	(28,089)

Accounts payable	4,808	(5,342)	(30,617)

Federal income, property and other taxes payable	(3,779)	10,356	(17,602)

Exchange gas payable	(1,366)	(21,739)	23,274

Other current assets and liabilities, net	(2,153)	(1,701)	11,191

Other deferred assets and liabilities, net	24,425	(14,429)	1,102

	$(21,967)	$(115,005)	$19,299

Supplemental Disclosures

Cash paid for:

Interest, net of amounts capitalized	$59,466	$58,467	$56,250

Federal income taxes	$22,959	$25,340	$27,090

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Company Description – Michigan Consolidated Gas Company (MichCon) is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation and intermediate transportation. MichCon serves approximately 1.2 million residential, commercial and industrial customers throughout Michigan. Its principal markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Marquette, and Muskegon metropolitan areas and in various other communities throughout Michigan. MichCon’s non-regulated operations are not significant. MichCon is an indirect, wholly owned subsidiary of MCN Energy Group Inc. (MCN).

Basis of Presentation – The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In connection with their preparation, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ statements to conform to the 2000 presentation.

Principles of Consolidation – The consolidated financial statements include the accounts of MichCon and all of its subsidiaries. Investments in 50% or less owned entities have been accounted for under the equity method because MichCon has significant but not controlling influence over these entities.

Revenues and Cost of Gas – MichCon accrues revenues for gas service provided but unbilled at month end. Through December 31, 1998, MichCon’s accrued revenues included a component for cost of gas sold that was recoverable through the gas cost recovery (GCR) mechanism. Prior to 1999, GCR proceedings before the MPSC permitted MichCon to recover the prudent and reasonable cost of gas sold. Beginning in 1999, MichCon implemented an MPSC approved Regulatory Reform Plan. The Plan suspended the GCR mechanism and fixed the gas component of MichCon’s sales rates for a three-year period that began in January 1999 (Note 8a). Accordingly, MichCon no longer accrues revenues under this mechanism.

Property, Plant and Equipment – Property, plant and equipment is stated at cost and includes amounts for labor, materials, overhead, and an allowance for funds used during construction. Upon retirement, the cost of property, plant and equipment and net removal costs are charged to accumulated depreciation.

MichCon records depreciation for a major portion of its property, plant and equipment on the basis of straight-line rates prescribed by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Depreciation rates vary by class of property. The ratio of the provision for depreciation to the average cost of depreciable property was 3.6% in 2000 and 3.5% in 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Funds Used during Construction – MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $1,722,000, $2,521,000 and $4,699,000 in 2000, 1999 and 1998, respectively.

Deferred Debt Costs – In accordance with MPSC regulations, MichCon defers reacquisition and unamortized issuance costs of reacquired long-term debt when such debt is refinanced. These costs are amortized over the term of the replacement debt.

Income Taxes and Investment Tax Credit – Tax Benefits Amortizable to Customers recorded in the Consolidated Statement of Financial Position represents the net revenue equivalent of the difference in property-related accumulated deferred income taxes computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” as compared to the amounts previously reflected in setting utility rates. This amount is primarily due to current tax rates being lower than the rates in effect when the original deferred taxes were recorded and because of temporary differences, including accumulated investment tax credits, for which deferred income taxes were not previously recorded in setting utility rates. These net tax benefits are being amortized, in accordance with the regulatory treatment, over the life of the related plant as the temporary differences reverse.

Investment tax credits relating to property placed into service were deferred and are being credited to income over the life of the related property.

Consolidated Statement of Cash Flows – For purposes of this statement, MichCon considers all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

Accounting For Derivative Instruments and Hedging Activities – As of January 1, 2001, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Refer to Note 11c for further discussion.

2.	MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

MCN and DTE Energy Company (DTE) have signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The amended merger agreement imposes more stringent restrictions on MCN’s ability to take significant actions without DTE’s consent.

The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 merger agreement. The revised merger agreement is subject to the approval of MCN shareholders. The transaction is also subject to certain regulatory approvals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Federal Trade Commission (FTC) is reviewing the proposed merger and its staff has raised concerns regarding the loss of possible competition between MichCon and DTE Energy’s Detroit Edison electric utility for electric displacement applications in their overlapping retail distribution area. To address these concerns, in February 2001 MichCon agreed to transfer a property interest to a unit of Exelon Corp. (Exelon) allowing for the utilization of natural gas transportation capacity on MichCon’s system within the relevant distribution area. While the contract is designed specifically to encourage competition for on-site electric power generation and displacement loads, the initial five billion cubic feet (Bcf) per year of annual capacity may be used to serve any class of customer. Supplemental capacity of up to 15 Bcf may be purchased under the contract, at least half of which must be utilized to serve on-site power generation or electric-displacement applications. Beyond this 20 Bcf of capacity, Exelon may exercise its right to purchase additional capacity to serve only certain identified electric generation markets. The MPSC approved the contract in February 2001, but it remains subject to consummation of the merger. Management believes that the proposal will be the basis for addressing the FTC’s concerns, but is unable to predict the outcome of the FTC review, or when the merger will close. In February 2001, DTE also filed with the Securities and Exchange Commission seeking approval of the proposed merger under the Public Utility Holding Company Act.

As a result of the pending merger, MCN incurred merger-related costs, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $4,058,000 pre-tax ($2,638,000 net of taxes) and $25,429,000 pre-tax ($16,530,000 net of taxes) in 2000 and 1999, respectively.

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

Inventory gas is priced on a last-in, first out (LIFO) basis. During 2000, MichCon liquidated 24.5 Bcf of prior years’ LIFO layers at an average cost of $2.49 per thousand cubic feet (Mcf). MichCon’s average gas purchase rate in 2000 was $.37 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2000 reported cost of gas by $9,055,000 and increased earnings by $5,886,000. At December 31, 2000, the replacement cost of gas remaining in storage exceeded the $13,586,000 LIFO cost by $533,066,000. At December 31, 1999, the replacement cost exceeded the $74,150,000 LIFO cost by $146,563,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	CREDIT FACILITIES AND SHORT-TERM BORROWINGS

At December 31, 2000, MichCon had credit lines permitting borrowings of up to $200,000,000 under a 364-day revolving credit facility and up to $150,000,000 under a three-year revolving credit facility. Both revolving credit facilities expire in July 2001. MichCon issues commercial paper in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 2000 and 1999 totaled $277,716,000 and $235,870,000 and was at weighted average interest rates of 7.2% and 6.4%, respectively. This debt is classified as short term. Fees are paid to compensate banks for lines of credit.

6.	CAPITALIZATION

a.  Long-Term Debt

In 2000, MichCon repaid $12,320,000 of a non-utility subsidiary’s term debt that was scheduled to mature in 2006.

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

Non-utility subsidiaries of MichCon have amounts outstanding under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments are made, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 2000 and 1999, $15,190,000 and $21,900,000 were outstanding at weighted average interest rates of 7.1% and 6.6%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MichCon has variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 7.0% for the year ended December 31, 2000. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 6.6% for the year ended December 31, 2000.

Substantially all of the net utility properties of MichCon, totaling approximately $1,180,000,000, are pledged as security for the payment of outstanding first mortgage bonds.

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 2000 are $23,500,000 in 2001, $20,700,000 in 2002, $98,100,000 in 2003, $2,800,000 in 2004, and $2,400,000 in 2005.

b.  Cumulative Preferred and Preference Stock

MichCon is authorized to issue 7,000,000 shares of $1 per share par value preferred stock and 4,000,000 shares of $1 per share par value preference stock. At December 31, 2000, no issuances of preferred or preference stock were made under these authorizations.

7.	COMMITMENTS AND CONTINGENCIES

a.  Personal Property Taxes

In 1998, MichCon began filing its personal property tax information with local taxing jurisdictions which reflected a change in the calculation of the value of personal property subject to taxation. The revised calculation excludes intangible costs from the value of personal property. A number of local taxing jurisdictions have accepted the revised calculation, and MichCon recorded lower property tax expense in 2000, 1999 and 1998 associated with the accepting taxing jurisdictions.

Additionally, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. The trial being heard before the MTT began in December 2000.

MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay recoveries related to the new valuation tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b.  Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

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

MichCon notified more than 40 current and former insurance carriers of the environmental conditions at these former MGP sites. MichCon concluded settlement negotiations with certain carriers in 1996 and 1997 and has received payments from several carriers. In October 1997, MichCon filed suit against major non-settling carriers seeking recovery of incurred costs and a declaratory judgment of the carriers’ liability for future costs of environmental investigation and remediation costs at former MGP sites. Settlements were reached with a number of carriers, with payments received during 2000.

During 2000, 1999 and 1998, MichCon spent $1,260,000, $724,000 and $1,649,000, respectively, investigating and remediating these former MGP sites. At December 31, 2000, the reserve balance was $30,108,000, of which $4,500,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon’s financial position and cash flows. However, management believes that the cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon’s results of operations.

Mercury regulators – As a result of the increasing public concern regarding mercury contamination in homes served by other utilities and because new more sensitive mercury detection equipment exists, MichCon initiated a two-phase testing program in September 2000 to ensure its mercury handling procedures are safe, effective and protect public health. During the years 1936 to 1959, some of the regulators MichCon installed in customer homes contained a small amount of mercury, which is used to help measure the pressure of gas flowing into a meter. Less than 15% of MichCon’s more than one million residential customers have ever had this type of regulator.

The regulators operate safely, however when a regulator is removed there is a potential for an accidental release of mercury. To minimize this risk, MichCon employees are trained in the safe removal of these regulators, which are disposed of through an environmental recycling and waste disposal company.

MichCon implemented the two-phase testing program in coordination with the EPA and the Michigan Department of Community Health (MDCH). The new mercury detection equipment made available by the EPA allowed MichCon to re-test 39 homes where an accidental release of mercury occurred during the 1990s. MichCon completed this phase I testing in December 2000 with additional cleanup undertaken at 13 homes to the satisfaction of the EPA and the MDCH. In February 2001, phase II of the testing program was implemented, which involves the statistical sampling of up to 4,000 customer homes in which mercury regulators may have once existed. Management believes the possibility is remote that customers have been exposed to unsafe levels of mercury from MichCon’s equipment. Through December 31, 2000, MichCon had accrued approximately $3,500,000 of costs related to the mercury regulators, of which $2,500,000 had been incurred during phase I testing. Management cannot predict the final disposition of this matter, but does not believe it will have a material adverse impact on MichCon’s financial statements.

Formerly owned storage field – In 1998, MichCon received written notification from ANR Pipeline Company (ANR), alleging that MichCon has responsibility for a portion of the costs associated with responding to environmental conditions present at a natural gas storage field in Michigan currently owned and operated by an affiliate of ANR. At least some portion of the natural gas storage field was formerly owned by MichCon. ANR’s allegations are being evaluated to determine whether and to what extent, if any, MichCon may have legal responsibility for these costs. Management does not believe this matter will have a material adverse impact on MichCon’s financial statements.

c.  Guaranty

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

d.  Commitments

MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts. MichCon has firm purchase commitments through 2009 for approximately 168 Bcf of gas. MichCon expects that sales, based on warmer-than-normal weather, will exceed its minimum purchase commitments. MichCon has long-term transportation contracts with various pipeline companies expiring on various dates through the year 2011. MichCon is committed to pay demand charges of approximately $43,800,000 during 2001 related to firm transportation agreements.

Capital investments for 2001 are expected to approximate $110,000,000 and certain commitments have been made in connection with such capital investments.

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

a.  Regulatory Reform Plan

MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999, and approximately 70,000 customers chose to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000, and the number of participating customers declined to 55,000. Although year three of the program is scheduled to begin in April 2001, permitting up to 225,000 customers to participate, MichCon has requested the MPSC to modify the program to encourage greater participation (Note 8b). Under the existing program, there is also a volume limitation of 30 Bcf on commercial and industrial participants in 2001. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes a Gas Sales Program that suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period that began in January 1999. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts at costs below $2.95 per Mcf for approximately 65% of its expected 2001 supply requirements under the Gas Sales Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000.

b.  Proposed Regulatory Changes

The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. Among other things, the proposed modifications would become effective in April 2001, and: (i) replace the experimental three-year Customer Choice Program with a permanent choice program, (ii) replace the current $2.95 per Mcf gas commodity charge included in gas sales rates with a GCR factor, and (iii) eliminate the current income sharing provision. Irrespective of the outcome of the proceeding, MichCon will return to a GCR mechanism no later than January 2002.

The proposed permanent choice program would expand customer participation to be phased in over a three-year period. In year one, 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. In year two, 60% of customers would be eligible and by year three, all of MichCon’s 1.2 million customers could participate in the program. Under the proposed GCR mechanism, MichCon’s gas sales rates would include a gas commodity component designed to recover its actual gas costs. MichCon could no longer profit from selling gas to customers who choose not to participate in the permanent choice program. Under the proposal, MichCon could sell its fixed-price supply contracts that are at prices significantly below current market prices and refund any proceeds to eligible customers. Additionally, MichCon could refund all or a portion of the income earned from selling gas at $2.95 under the current experimental Gas Sales Program.

c.  Gas Cost Recovery Proceedings

The GCR process was suspended with the implementation of MichCon’s Regulatory Reform Plan in January 1999. In February 1999, MichCon filed its GCR reconciliation case covering gas costs incurred during 1998 indicating an overrecovery of $18,000,000, including interest. During the first quarter of 1999, MichCon refunded the overrecovery to customers. In July 2000, the MPSC issued an order on this case indicating that an additional $3,200,000, including $740,000 of interest, had been overrecovered. MichCon refunded the additional overrecovery to customers in 2000 as a reduction in gas sales rates.

d.  Regulatory Assets and Liabilities

MichCon’s operations are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, several regulatory assets and liabilities are recorded in MichCon’s financial statements. Regulatory assets represent costs that will be recovered from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates.

The following regulatory assets and liabilities were reflected in the Consolidated Statement of Financial Position as of December 31:

	2000	1999
(in Thousands)

Regulatory Assets:

Deferred environmental costs (Note 7b)	$26,372	$28,639

Unamortized loss on retirement of debt	14,655	15,241

Other	474	247

	$41,501	$44,127

Regulatory Liabilities:

Tax benefits amortizable to customers	$138,161	$136,236

Other	97	88

	$138,258	$136,324

MichCon currently has regulatory precedents and orders in effect which provide for the probable recovery or refund of its regulatory assets and liabilities. Future regulatory changes or changes in the competitive environment could result in MichCon discontinuing the application of SFAS No. 71 for all or part of its business and require the write-off of the portion of any regulatory asset or liability which was no longer probable of recovery or refund. If MichCon were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 2000, it would have had an extraordinary, non-cash increase to net income of approximately $62,900,000. Management believes that currently available facts support the continued application of SFAS No. 71.

e.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21,000,000 for periods during which the rate was in effect. The presiding MPSC Administrative Law Judge (ALJ) found that no refunds of prior rates are required. The MPSC staff has proposed a rate of $.049 per Mcf which would result in an annual revenue reduction of approximately $4,500,000. In February 2001, the ALJ issued a proposal for decision supporting the MPSC staff’s position. MichCon is defending its proposed rate of $.088 per Mcf, however, it is unable to predict the outcome of this complaint.

9.  CAPITAL AND OPERATING LEASES

Lessee – MichCon leases certain property (principally a warehouse, office building and parking structure) under capital lease arrangements expiring at various dates to 2006, with renewal options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

extending beyond that date. Portions of the office building and parking structure are subleased to various tenants. Long-term capital lease obligations are not significant.

Operating lease payments for the years ended December 31, 2000, 1999 and 1998 were $2,233,000, $2,073,000 and $2,050,000, respectively.

Lessor – MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31 follows:

2000
(in Thousands)
2001	$9,000

2002	9,000

2003	9,000

2004	9,000

2005	9,000

Thereafter	134,250

Total minimum future lease receipts	179,250

Residual value of leased pipeline	39,741

Less – unearned income	(133,596)

Net investment in capital lease	85,395

Less – current portion	(9,000)

$76,395

10.  RETIREMENT BENEFITS AND TRUSTEED ASSETS

a.  Pension Plan Benefits

MichCon participates in separate defined benefit retirement plans for union and nonunion employees which are maintained by MCN. The plans are noncontributory, cover substantially all employees and provide for normal retirement at age 65, but with the option to retire earlier or later under certain conditions. The plans provide pension benefits that are based on each employee’s compensation and years of credited service. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 2000, 1999 or 1998 plan years were made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net pension credit for the years ended December 31 includes the following components:

	2000	1999	1998
(in Thousands)
Service Cost	$9,500	$11,686	$9,719

Interest Cost	35,896	34,764	36,195

Expected Return on Plan Assets	(86,724)	(78,489)	(71,780)
Amortization of

Net gain	(11,200)	(5,263)	(6,479)

Prior service cost	1,711	1,711	1,031

Net transition asset	(4,821)	(4,821)	(4,938)

Special Termination Benefits	–	–	5,054

Settlements	(2,140)	(1,999)	(6,935)

Net Pension Credit	$(57,778)	$(42,411)	$(38,133)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the Consolidated Statement of Financial Position:

	2000	1999
(in Thousands)
Measurement Date	October 31	October 31

Accumulated Benefit Obligation at the End of the Period	$413,702	$413,415

Projected Benefit Obligation at the Beginning of the Period	$478,622	$534,836

Service Cost	9,500	11,686

Interest Cost	35,896	34,764

Actuarial (Gain) Loss	(2,793)	(67,795)

Settlements Due to Lump Sums	(5,544)	(5,469)

Regular Benefits	(30,248)	(29,400)

Projected Benefit Obligation at the End of the Period	$485,433	$478,622

Plan Assets at Fair Value at the Beginning of the Period	$932,294	$872,390

Actual Return on Plan Assets	93,151	90,614

Settlements Due to Lump Sums	(4,109)	(1,310)

Regular Benefits	(31,369)	(29,400)

Plan Assets at Fair Value at the End of the Period	$989,967	$932,294

Funded Status of the Plans	$504,534	$453,672
Unrecognized

Net gain	(287,653)	(291,309)

Prior service cost	15,876	17,587

Net transition asset	(18,689)	(23,660)

Prepaid Pension Cost	$214,068	$156,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5% for 2000 and 1999, and 6.5% for 1998. The rate of increase in future compensation levels used was 5% for 2000, 1999 and 1998. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for 2000, 1999 and 1998.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the projected benefit obligation and 1998 pension costs by $5,054,000.

MichCon also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MichCon matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $4,800,000 in 2000, $4,700,000 in 1999, and $4,800,000 in 1998.

b.  Other Postretirement Benefits

MichCon provides certain healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. MichCon’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. There were no contributions made to the VEBA trusts in 2000 or 1999. Funding to the VEBA trusts totaled $2,000,000 in 1998. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for 2000, 1999 and 1998.

Net postretirement cost for the years ended December 31 includes the following components:

	2000	1999	1998
(in Thousands)

Service Cost	$3,950	$4,272	$3,699

Interest Cost	18,779	16,180	16,423

Expected Return on Plan Assets	(16,319)	(14,788)	(13,482)
Amortization of

Net gain	(5,364)	(4,484)	(5,684)

Net transition obligation	12,702	12,702	12,702

Special Termination Benefits	–	–	1,186

Net Postretirement Cost	$13,748	$13,882	$14,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position:

	2000	1999
(in Thousands)
Measurement Date	October 31	October 31

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$250,383	$248,937

Service Cost	3,950	4,272

Interest Cost	18,779	16,180

Actuarial (Gain) Loss	(20,713)	(6,691)

Benefits Paid	(13,048)	(12,315)

Accumulated Postretirement Benefit Obligation at the End of the Period	$239,351	$250,383

Plan Assets at Fair Value at the Beginning of the Period	$189,531	$173,148

Actual Return on Plan Assets	15,163	26,103

Company Contributions	–	2,000

Regular Benefits	(11,945)	(11,720)

Plan Assets at Fair Value at the End of the Period	$192,749	$189,531

Funded Status of the Plans	$(46,602)	$(60,852)
Unrecognized

Net gain	(142,936)	(128,743)

Net transition obligation	162,622	175,305

Regular Benefits Made After Measurement Date	(548)	–

Accrued Postretirement Liability	$(27,464)	$(14,290)

The rate at which healthcare costs are assumed to increase is the most significant factor in estimating MichCon’s postretirement benefit obligation. MichCon used a rate of 8% for 2001, and a rate that gradually declines each year until it stabilizes at 5% in 2006. A one percentage point increase in the assumed rates would increase the accumulated postretirement benefit obligation at December 31, 2000 by $28,033,000 (12%) and increase the sum of the service and interest rate cost by $2,706,000 (12%) for the year then ended. A one percentage point decrease in the assumed rates would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $24,854,000 (10%) and decrease the sum of the service and interest rate cost by $2,370,000 (10%) for the year then ended.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 2000 and 1999, and 6.5% for 1998.

In 1998, MichCon implemented an early retirement program under which approximately 6% of its workforce retired in 1998 with incentives. The program increased the postretirement benefit obligation and 1998 postretirement costs by $1,186,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.  Grantor Trust

During 1998, MichCon contributed $28,200,000 to a Grantor Trust, which invested such proceeds in life insurance contracts and income securities. MichCon did not make a contribution in 2000 or 1999. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke such trust subject to providing the MPSC with prior notification.

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

Changes in the market value of the swap agreements were deferred until the hedged transaction was completed, at which time the realized gain or loss was included in the cost of gas. At December 31, 2000 and December 31, 1999, MichCon did not have any swap contracts.

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

At December 31, 2000, MichCon had interest rate swap agreements with notional principal amounts totaling $80,000,000 (Note 6a) and a weighted average remaining life of 2.9 years. At December 31, 1999, MichCon had interest rate swap agreements with notional principal amounts totaling $104,333,000. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.  New Accounting Pronouncement

As of January 1, 2001, MichCon adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MichCon has identified its interest rate swaps, firm-priced supply contracts, and options embedded in certain debt instruments as derivatives. The cumulative effect of adopting SFAS No. 133 is not expected to be material. The adoption will also impact assets and liabilities recorded in the statement of financial position.

The Derivatives Implementation Group (DIG), a committee created by the Financial Accounting Standards Board, is expected to continue providing guidance and clarification on SFAS No. 133 issues in 2001. It is possible the DIG could conclude on issues that would have a material impact on how MichCon accounts for derivatives.

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

The carrying amount and fair value of other financial instruments consist of the following:

	2000		1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in Thousands)
Assets

Long-term investments	$70,643	$70,643	$67,210	$67,210

Liabilities and Shareholder’s Equity

Long-term debt, excluding capital lease obligations	639,109	632,097	677,517	651,080

Derivative Financial Instruments

Interest rate swaps:

with unrealized gains	–	1,806	–	165

with unrealized losses	–	–	–	(173)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values are determined based on the following:

•	Long-term investments – carrying amount approximates fair value taking into consideration interests rates available to MichCon for investments with similar provisions.

•	Long-term debt – interest rates available to MichCon for issuance of debt with similar terms and remaining maturities.

•	Interest rate swaps – estimated amounts that MichCon would receive or pay to terminate the swap agreements, taking into account current interest rates and the credit-worthiness of the counterparties.

•	Guaranty – management is unable to practicably estimate the fair value of the Harbortown guaranty (Note 7c) due to the nature of the transaction.

The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

13.  RELATED PARTY TRANSACTIONS

MichCon had transactions with affiliated companies to provide transportation and storage services and for the purchase natural gas. Under a service agreement with MCN, MichCon receives various tax, financial and legal services and provides construction, engineering, human resources, information technology and other services. The following is a summary of transactions with affiliated companies:

	2000	1999	1998
(in Thousands)
Revenues

Transportation and storage services	$13,293	$13,810	$11,566

Other services	4,558	6,057	6,820

Interest	587	390	1,502
Costs

Gas purchases	77,542	75,151	395

Corporate expenses, merger costs and other services	19,017	30,809	10,634

MichCon’s accounts receivable from affiliated companies totaled $7,186,000 and $11,509,000, and accounts payable to affiliated companies totaled $13,852,000 and $18,850,000 at December 31, 2000 and 1999, respectively.

MichCon is a participant in an intercompany credit agreement whereby it can borrow needed cash from and loan available cash to MCN and its subsidiaries. The outstanding balance of notes receivable from affiliated companies at December 31, 2000 was $423,000 with interest at the prime rate of 9.5%. The outstanding balance of notes receivable from affiliated companies at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1999 was $7,946,000 with interest at the prime rate of 8.5%. The outstanding balance of notes payable to affiliated companies at December 31, 2000 was $33,000. The outstanding balance of notes payable to affiliated companies at December 31, 1999 was $40,000.

14.  SUMMARY OF INCOME TAXES

MichCon is part of the consolidated federal income tax return of MCN. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of MCN.

	2000	1999	1998
(in Thousands)
Effective Federal Income Tax Rate	33.2%	34.4%	31.5%
Income Taxes Consist of

Current provision	$23,575	$34,180	$27,768

Deferred provision	33,289	24,316	11,010

Investment tax credits	(1,911)	(2,007)	(2,961)

	$54,953	$56,489	$35,817

Reconciliation Between Statutory and Actual Income Taxes

Statutory Federal Income Taxes at a Rate of 35%	$57,570	$56,989	$39,477
Adjustments to Federal Tax Expense

Book over tax depreciation	3,150	2,018	1,071

Adjustments to taxes provided in prior periods	(1,332)	850	1,080

Investment tax credits	(1,911)	(2,007)	(2,961)

Other – net	(2,524)	(1,361)	(2,850)

	$54,953	$56,489	$35,817

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effect of temporary differences that gave rise to MichCon’s deferred tax assets and liabilities consisted of the following:

	2000	1999
(in Thousands)
Deferred Tax Assets

Employee benefits	$6,493	$8,039

Uncollectibles	6,619	6,222

Vacation accrual	2,448	2,362

Postretirement benefits	7,472	5,424

Other	1,135	1,227

	24,167	23,274

Deferred Tax Liabilities

Depreciation and other property related basis differences, net	60,227	54,202

Pensions	72,977	52,755

Property taxes	13,823	18,005

Other	24,522	14,330

	171,549	139,292

Net Deferred Tax Liability	147,382	116,018

Less: Net Deferred Tax Liability – Current	5,830	10,667

Net Deferred Tax Liability – Noncurrent	$141,552	$105,351

15.  STOCK INCENTIVE PLAN

MCN’s Stock Incentive Plan authorizes the use of performance units, stock options, restricted stock or other stock-related awards to key employees, primarily management. Stock-based awards encourage a strategic focus of long-term performance and have high employee retention value. Prior to 1999, MichCon’s policy was to issue all stock based awards in the form of performance units. In 1999, MichCon revised its policy whereby 50% of any stock-related awards would be in the form of stock options. The remaining 50% of any awards would continue to be in the form of performance units.

As a result of MCN shareholders approving the pending merger with DTE (Note 2) in December 1999, provisions of the Stock Incentive Plan provided for the immediate vesting of all performance units and stock options outstanding. The performance unit grants outstanding vested at no less than 100%, and were based on MCN’s total shareholder return relative to its peer group at the date of the shareholders’ vote. Subject to stock ownership guidelines, participants had a one-time choice to have the value of their options and performance units paid in cash at a weighted value of $25.12 per share.

No awards were made under the Plan in 2000 as a result of the proposed merger. However, certain MichCon executives received letters from DTE detailing a grant of DTE stock options and performance shares to be made upon merger closing. During 1999 and 1998, MichCon granted 47,080 and 125,016 performance units, respectively, with a weighted-average grant date fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

$17.25 and $37.00 per unit, respectively. The performance units were denominated in shares of MCN common stock and were determined based on MCN’s total shareholder return relative to the peer group. Participants received dividend equivalents on the units granted. Participants must retain 50% of any common shares paid until certain stock ownership guidelines are met.

In 1999, MichCon granted 356,125 stock options with a grant date fair value of $2.67 per option. Each option allows the participant to purchase one share of MCN common stock at $17.25, which was the market price of MCN’s common shares on the grant date. The options were set to vest ratably over the three years following date of grant and expire in the tenth year following date of grant. During 2000, participants elected to have the value of 221,690 options paid in cash. Additionally, 875 options were exercised in 2000 resulting in 104,685 options outstanding at December 31, 2000. During 1999, 28,875 options were forfeited and no options were exercised resulting in 327,250 options outstanding at December 31, 1999.

MichCon accounts for stock-based compensation awards under the fair value-based method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the costs of performance units and stock options awarded, generally measured at their fair value on the grant date, are recorded as compensation expense over their vesting period.

There was no stock-based compensation cost recognized in 2000. Stock-based compensation cost recognized during 1999 for all awards outstanding totaled $8,692,000. MichCon’s 1999 compensation expense includes the effect of the accelerated vesting of all awards outstanding. A stock-based compensation benefit of $1,493,000 was recognized during 1998 for all awards outstanding as a result of a reduction in the number of performance units expected to vest.

INDEPENDENT AUDITORS’ REPORT

Michigan Consolidated Gas Company:

We have audited the accompanying consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and capitalization for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information shown therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
March 13, 2001

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Operating Results (Unaudited)

Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

(in Thousands)

2000

Operating Revenue	$442,747	$187,488	$132,269	$381,838

Operating Income (Loss)	116,883	18,235	(842)	81,459

Net Income (Loss)	66,940	3,987	(8,811)	47,418

1999

Operating Revenue	$498,090	$185,555	$122,635	$329,459

Operating Income (Loss)	139,123	23,745	(4,405)	57,709

Net Income (Loss)	83,973	8,165	(13,540)	27,738

SCHEDULE II

MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E

		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 2000

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$17,777	$14,148	$–	$13,013	$18,912

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental	$31,368	$–	$350	$1,260	$30,458

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,726	$2,341	$627	$3,084	$2,610

Year Ended December 31, 1999

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$8,928	$11,512	$–	$2,663	$17,777

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing	$32,092	$–	$–	$724	$31,368

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$2,515	$1,716	$416	$1,921	$2,726

Year Ended December 31, 1998

Reserve deducted from Assets in Consolidated Statement of Financial Position:

Allowance for doubtful accounts	$15,015	$13,029	$–	$19,116	$8,928

Reserve included in Current Liabilities – Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:

Environmental testing	$33,741	$–	$–	$1,649	$32,092

Reserves included in Deferred Credits and Other Liabilities – Other in Consolidated Statement of Financial Position:

Injuries and damages	$4,838	$(328)	$438	$2,433	$2,515

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted per general instruction I(2)(c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 11.  EXECUTIVE COMPENSATION

Omitted per general instruction I(2)(c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Omitted per general instruction I(2)(c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted per general instruction I(2)(c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND

REPORTS ON FORM 8-K

(A)  List of documents filed as part of the report:

1.	For a list of the financial statements included herein, see the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

2.	For the financial statement schedule included herein, see the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (CONTINUED)

3.  Exhibits, including those incorporated by reference:

Exhibit
No.		Description

3-	1	Restated Articles of Incorporation of MichCon (Exhibit 3-1 to March 31, 1993 Form 10-Q).

3-	2	By-Laws of MichCon (Exhibit 3-2 to March 31, 1993 Form 10-Q).

4-	1	MichCon’s Indenture of Mortgage and Deed of Trust dated March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated July 15, 1989 (Exhibit 4-1 to July 27, 1989 Form 8-K); Thirtieth Supplemental Indenture, dated September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285, and Thirty-fifth Supplemental Indenture, dated June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).

4-	2	Senior Debt Securities Indenture between Michigan Consolidated Gas Company and Citibank, N.A., as Trustee, dated June 1, 1998 (Exhibit 4-1 to Amendment No. 2 to Registration Statement No. 333-56333); First Supplemental Indenture dated June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).

4-	3	MichCon hereby agrees to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by MichCon.

10-	1	MCN Stock Option Plan Post-Effective Amendment No. 1 (MCN Registration Statement No. 33-21930-99).

10-	2	Form of Employment Agreement (Exhibit 99-2 to MCN’s June 30, 1997 Form 10-Q).

10-	3	MCN Energy Group Inc. Executive Annual Performance Plan, as amended (Exhibit 4-3 to MCN’s 1998 Form 10-K).

10-	4	MCN Energy Group Inc. Stock Incentive Plan, as amended (Exhibit 10-4 to 1999 Form 10-K).

10-	5	MichCon Supplemental Death Benefit and Retirement Income Plan, as amended (Exhibit 10-6 to 1999 Form 10-K).

10-	6	MCN Energy Group Inc. Supplemental Retirement Plan, as amended (Exhibit 10-7 to 1999 Form 10-K).

10-	7	MCN Mandatory Deferred Compensation Plan, as amended (Exhibit 10-8 to 1999 Form 10-K).

10-	8	MCN Energy Group Inc. Long-Term Incentive Performance Share Plan, as amended (Exhibit 10-10 to 1999 Form 10-K).

10-	9	MCN Energy Group Savings and Stock Ownership Plan, as amended (Exhibit 10-11 to 1998 Form 10-K).

10-	10	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K (Concluded)

Exhibit
No.		Description

10-	11	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Salomon Brothers Inc. (Exhibit 10-1 to June 18, 1998 Form 8-K).

10-	12	Reset Remarketing Agreement, dated as of June 23, 1998, by and between Michigan Consolidated Gas Company and Merrill Lynch & Co./ Merrill Lynch, Pierce, Fenner and Smith Incorporated (Exhibit 10-2 to June 18, 1998 Form 8-K).

10-	13	MCN Executive Deferred Compensation Plan, as amended.*

10-	14	MCN Energy Group Inc. Supplemental Savings Plan, as amended.*

10-	15	MCN Energy Group Inc. Severance Allowance Plan, as amended.*

12-	1	Computation of Ratio of Earnings to Fixed Charges.*

23-	1	Independent Auditors’ Consent – Deloitte & Touche LLP.*

24-	1	Powers of Attorney.*

*	Indicates document filed herewith.

References are to MichCon’s File No. 1-7310 for the MichCon documents incorporated by reference and to MCN’s File No. 1-10070 for the MCN documents incorporated by reference.

(B)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

(Registrant)

By:	/s/ ROBERT KASLIK

Robert Kaslik
Controller
March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

* Alfred R. Glancy III	Director and Chairman	March 14, 2001
* Stephen E. Ewing	Director, President and Chief Executive Officer	March 14, 2001
* Howard L. Dow III	Director, Executive Vice President, Chief Financial Officer and Treasurer	March 14, 2001
* Daniel L. Schiffer	Director, Senior Vice President, General Counsel and Secretary	March 14, 2001
/s/ ROBERT KASLIK Robert Kaslik	Controller	March 14, 2001
*By: /s/ ROBERT KASLIK Robert Kaslik Attorney-in-Fact