Form 10-Q
period 2001-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2001-05-14
CIK 65632

Index to Form 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Notes to Consolidated Financial Statements
Other Information
Signature
Letter RE Unaudited Interim Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001,
or
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

      Number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2001:

Common Stock, par value $1.00 per share: 10,300,000

INDEX TO FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2001

PAGE
NUMBER

COVER	i

INDEX	ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	16

ii

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect increased contributions from Gas Sales Program and colder weather – MichCon’s earnings were $97.3 million for the 2001 first quarter, an increase of $30.4 million from the comparable 2000 period of $66.9 million. The earnings improvement for the 2001 first quarter reflects higher gross margins resulting from increased contributions from the Gas Sales Program and the impact of colder weather. Gross margins under the Gas Sales Program benefited from lower gas cost attributable to a reduction in inventory gas.

	Quarter

	Dollar	Percent
Earnings Components (Dollars in Millions)	Change	Change
Comparing 2001 to 2000
Operating Revenues	$33.7	7.6%

Cost of Gas	(8.2)	(3.8)

Gross Margin	41.9	18.5

Operation and Maintenance	.5	.7

Depreciation and Depletion	.4	1.5

Property and Other Taxes	(2.8)	(15.0)

Merger Costs (Note 2)	.7	N/M

Other Income and Deductions	(3.4)	(24.5)

Income Tax Provision	16.2	44.8

Net Income	30.4	45.4

N/M – not meaningful

Gross Margin

Gross margin (operating revenues less cost of gas) increased $41.9 million in the 2001 first quarter. As previously discussed, gross margins reflect increased contributions from the Gas Sales Program as well as higher gas sales due to colder weather.

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 4a) which was implemented in January 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). Margins generated under the sales program were approximately $32 million higher in the 2001 first quarter, primarily as a result of lower cost gas supply. The average cost of gas sold during the 2001 first quarter was $2.44 per Mcf, a decline of $.38 per Mcf from the 2000 first quarter. As discussed in the “Cost of Gas” section that follows, the decrease in MichCon’s average cost of gas sold during the 2001 first quarter is due to a 25 billion cubic feet (Bcf) liquidation of inventory gas that was priced at $.38 per Mcf (Note 3). Higher prices for gas purchased, partially offset the favorable impact on margins of the inventory liquidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONTINUED)

Margins generated under the Gas Sales Program reflect an increase in the number of customers choosing to purchase gas from MichCon rather than other suppliers under MichCon’s three-year Customer Choice Program. There were 55,000 customers participating in year two of the program that commenced in April 2000, a decrease of 15,000 customers from year one of the program. Distribution margins were retained from participating customers as MichCon continued to transport and deliver the gas to the customers’ premises. As discussed in the “Outlook” section that follows, year three of the program commenced in April 2001 with approximately 30,000 customers choosing to participate.

The significant improvement in gross margins was also due to an increase in gas sales due to colder weather. Although weather was 5.5% warmer than normal in the 2001 first quarter, it was still 8.7% colder than the comparable 2000 period. Partially offsetting the favorable impact on margins from the Gas Sales Program and the colder weather were declines in end user and intermediate transportation revenues, as well as revenues from other gas-related services.

	Quarter

	2001	2000
Effect of Weather on Gas Markets and Earnings
Percentage Warmer Than Normal	(5.5)%	(14.2)%

Decrease From Normal in:

Gas markets (in Bcf)	(6.3)	(16.1)

Net income (in Millions)	$(4.9)	$(15.0)

Gas sales and end user transportation revenues in total increased $36.1 million for the 2001 first quarter. Revenues reflect an increase in gas sales volumes, partially offset by a decline in end user transportation deliveries. Gas sales volumes rose 8.3 Bcf in the 2001 first quarter due primarily to the colder weather and the addition of 15,000 customers who chose to purchase their gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program. End user transportation deliveries decreased 5.0 Bcf in the 2001 first quarter, reflecting the impact of a slowing economy as well as volumes associated with the fewer number of customers participating in the Customer Choice Program. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues due to the gas commodity component included in gas sales rates. The impact of colder weather partially offset the decrease in end user transportation volumes attributable to the Customer Choice Program.

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONTINUED)

	Quarter

	2001	2000

Gas Markets (in Millions)

Gas Sales	$408.3	$370.7

End User Transportation	37.3	38.8

	445.6	409.5

Intermediate Transportation	12.5	14.5

Other	18.4	18.8

	$476.5	$442.8

Gas Markets (in Bcf)

Gas Sales	85.0	76.7

End User Transportation	46.6	51.6

	131.6	128.3

Intermediate Transportation	171.9	182.9

	303.5	311.2

Intermediate transportation revenues decreased $2.0 million in the 2001 first quarter, and intermediate transportation deliveries decreased 11.0 Bcf. A significant portion of the volume decrease was due to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $.4 million in the 2001 first quarter due to a decline in revenues from providing appliance maintenance services and was partially offset by an increase in late payment fees.

Cost of Gas

Cost of gas is affected by variations in sales volumes and cost of purchased gas as well as related transportation costs. Cost of gas sold decreased $8.2 million in the 2001 first quarter, primarily due to the impact of the 25 Bcf liquidation of inventory gas (Note 3). The cost of gas decrease was partially offset by the effect of higher gas sales volumes and prices paid for fixed-price supply. As previously discussed, the increase in sales volumes reflects colder weather and customers who have chosen to purchase gas from MichCon rather than other suppliers. The average price paid for gas purchased in the 2001 first quarter increased $.34 per Mcf (12%) compared to the 2000 first quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONTINUED)

Other Operating Expenses

Operation and maintenance expenses increased $.5 million in the 2001 first quarter. The increase is attributable to higher employee medical costs and the benefit to the 2000 first quarter of insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. Partially offsetting the increase were lower pension and retiree healthcare costs.

Depreciation and depletion increased $.4 million in the 2001 first quarter reflecting depreciation on higher plant balances.

Property and other taxes decreased $2.8 million in the 2001 first quarter reflecting a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. The new tables impacted property tax expense beginning in mid-2000.

Merger costs increased $.7 million in the 2001 first quarter and represent legal, consulting, accounting, employee benefit and other expenses associated with the pending merger between MCN and DTE Energy Company (Note 2).

Other Income and Deductions

Other income and deductions decreased $3.4 million in the 2001 first quarter. The decrease is attributable to lower interest costs and an increase in interest income. The increase in interest income results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000.

Income Taxes

Income taxes increased $16.2 million in the 2001 first quarter due to an increase in pre-tax earnings.

Outlook

Strategy – MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices.

Regulatory Reform Plan – MichCon has capitalized on opportunities resulting from the gas industry restructuring. MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999 and allows a limited number of customers to purchase their gas from suppliers other than MichCon. Year two of the program began in April 2000, with approximately 55,000 customers

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONTINUED)

choosing to participate. The final year of the program began in April 2001, and the number of participating customers declined to approximately 30,000. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program, which suspended the gas cost recovery (GCR) mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period ending in December 2001. The suspension of the GCR mechanism allows MichCon to profit from its ability to purchase gas at less than $2.95 per Mcf. The program also increases MichCon’s risk associated with generating positive margins.

As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly 90% of its expected 2001 gas supply requirements assuming normal weather. MichCon expects to meet the balance of its gas supply requirements for 2001 with withdrawals from storage. In the 2001 first quarter, MichCon supplemented its fixed-price purchases with a 25 Bcf liquidation of inventory gas at prices significantly lower than $2.95 per Mcf to mitigate the effect on earnings of current high gas prices. Although this strategy produced favorable margins in the 2001 first quarter, MichCon does not expect to generate profits from the Gas Sales Program in 2001. The average cost of MichCon’s fixed-price supplies for the remainder of 2001 is higher than $2.95 per Mcf.

MichCon expects negative margins from selling gas in the 2001 second through fourth quarters, essentially offsetting the positive margins generated in the 2001 first quarter. While MichCon has fixed the prices on a substantial portion of its expected 2001 gas purchases, the level of margins ultimately generated from selling gas will be affected by a number of factors. Such factors include: (i) the actual level of gas sales volumes; (ii) the timing and location of gas purchases; and (iii) the level of gas consumed in December 2001 that will be billed at GCR rates. The actual level of gas sales volumes will fluctuate with changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon. By changing the timing and location of gas purchases, MichCon can capture favorable price differentials within certain operational and contractual limits. More significantly, volumes delivered in December 2001 that remain unbilled at December 31, 2001 will be billed at the January 2002 GCR rate. Therefore, actual gas margins in 2001 will be impacted by the level of unbilled volumes and the January 2002 GCR rate. Based on current forward gas prices, the unbilled volumes would be billed at rates significantly higher than $2.95 per Mcf.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONTINUED)

As discussed in MichCon’s 2000 Annual Report on Form 10-K, MichCon filed applications with the MPSC in December 2000 to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a GCR mechanism in January 2002 when the current Regulatory Reform Plan expires.

Pending Merger – As a condition of the Federal Trade Commission approving MCN’s proposed merger with DTE Energy Company (Note 2), MichCon agreed to transfer a property interest to a unit of Exelon Corporation allowing for the utilization of natural gas transportation capacity on its system. The contract remains subject to consummation of the merger. If the contract becomes effective, it will allow for increased competition for end user transportation and gas sales services that could reduce earnings by an estimated $5 million annually beginning in 2002.

CAPITAL RESOURCES AND LIQUIDITY

	Quarter

	2001	2000

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):

Operating activities	$189.2	$199.2

Financing activities	(176.4)	(176.3)

Investing activities	(18.1)	(22.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$(5.3)	$.7

Operating Activities

Cash flow from operating activities decreased $10.0 million during the 2001 first quarter as compared to the same 2000 period. The decrease was due primarily to higher working capital requirements which were partially offset by an increase in earnings, after adjusting for non-cash items (depreciation and deferred taxes).

Financing Activities

Cash flow used for financing activities increased $.1 million during the 2001 first quarter as compared to the 2000 first quarter. Financing activities reflect the repayment of less short- and long-term debt, and an increase in dividends paid to MCN. A summary of MichCon’s financing strategies and its significant financing activities follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS  (CONCLUDED)

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon has established credit lines to allow for borrowings of up to $200 million under a 364-day revolving credit facility, and up to $150 million under a three-year revolving credit facility, both of which expire in July 2001. During the first three months of 2001, MichCon repaid $103.4 million of commercial paper, leaving borrowings of $177.2 million outstanding under this program at March 31, 2001.

In May 2001, MichCon repaid $20 million of maturing long-term debt.

Investing Activities

MichCon’s cash used for investing activities decreased $4.1 million in the 2001 first quarter as compared to the same 2000 period. The change reflects proceeds from the sale of securities associated with MichCon’s Grantor Trust.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK INFORMATION

MichCon has market risk arising from fluctuations in natural gas prices and manages such price risk by entering into fixed-price contracts for a substantial portion of its expected supply requirements. If MichCon did not enter into these fixed-price supply contracts, its exposure to such risk would be substantially higher. See the “Outlook” section for a further discussion of MichCon market risks.

As discussed in MichCon’s 2000 Annual Report on Form 10-K, MichCon also has market risk arising from fluctuations in interest rates. MichCon manages interest rate risk through the use of various derivative instruments.

MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs and risk, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations without exchange of the underlying principal amounts. During the 2001 first quarter, there were no material changes to MichCon’s interest rate risk.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 2000 Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)

Operating Revenues	$476,459	$442,747

Operating Expenses

Cost of gas (Note 3)	208,317	216,520

Operation and maintenance	64,520	64,063

Depreciation and depletion	26,339	25,944

Property and other taxes	16,150	18,990

Merger costs (Note 2)	1,029	347

Total operating expenses	316,355	325,864

Operating Income	160,104	116,883

Other Income and (Deductions)

Interest income	2,533	726

Interest on long-term debt	(10,194)	(12,273)

Other interest expense	(4,180)	(3,009)

Equity in earnings of joint ventures	713	587

Other	713	181

Total other income and (deductions)	(10,415)	(13,788)

Income Before Income Taxes	149,689	103,095

Income Tax Provision	52,339	36,155

Net Income	$97,350	$66,940

CONSOLIDATED STATEMENT OF RETAINED EARNINGS  (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)

Balance – Beginning of Period	$494,648	$494,803

Add – Net income	97,350	66,940

	591,998	561,743

Deduct – Dividends declared	75,368	–

Balance – End of Period	$516,630	$561,743

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION  (UNAUDITED)

	March 31		December 31

	2001	2000	2000
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents	$7,334	$10,366	$12,673

Accounts receivable, less allowance for doubtful accounts of $21,202, $18,276 and $18,912, respectively	215,567	201,207	157,793

Accrued unbilled revenues	89,246	67,744	135,465

Gas in inventory (Note 3)	2,391	34,014	13,586

Property taxes assessed applicable to future periods	45,713	49,525	54,767

Other	28,754	31,742	35,468

	389,005	394,598	409,752

Deferred Charges and Other Assets

Investment in and advances to joint ventures	20,779	19,802	20,068

Long-term investments	65,354	68,104	70,643

Investment in capital lease	84,399	–	76,395

Deferred environmental costs	25,281	26,067	26,372

Prepaid benefit costs	230,367	170,563	214,068

Other	56,964	58,138	52,324

	483,144	342,674	459,870

Property, Plant and Equipment, at cost	2,996,762	3,004,736	2,980,627

Less – Accumulated depreciation and depletion	1,559,069	1,486,590	1,538,311

	1,437,693	1,518,146	1,442,316

	$2,309,842	$2,255,418	$2,311,938

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$83,057	$81,071	$98,357

Notes payable	178,897	79,416	278,762

Current portion of long-term debt and capital lease obligations	24,581	26,150	24,652

Gas inventory equalization (Note 3)	67,187	80,844	–

Federal income, property and other taxes payable	90,011	78,328	67,636

Customer deposits	15,962	16,944	17,696

Other	47,206	55,333	59,366

	506,901	418,086	546,469

Deferred Credits and Other Liabilities

Deferred income taxes	152,576	117,250	141,552

Unamortized investment tax credit	25,393	27,300	25,867

Tax benefits amortizable to customers	137,917	135,616	138,161

Accrued environmental costs	25,240	24,711	25,608

Minority interest	642	6,524	635

Other	60,737	58,703	55,380

	402,505	370,104	387,203

Long-Term Debt, including capital lease obligations	641,432	664,786	641,369

Contingencies (Note 6)

Common Shareholder’s Equity

Common stock	10,300	10,300	10,300

Additional paid-in capital	232,074	230,399	231,949

Retained earnings	516,630	561,743	494,648

	759,004	802,442	736,897

	$2,309,842	$2,255,418	$2,311,938

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)

	Three Months Ended
	March 31

	2001	2000
(in Thousands)
Cash Flow From Operating Activities

Net income	$97,350	$66,940
Adjustments to reconcile net income to net cash flow provided from operating activities
Depreciation and depletion

Per statement of income	26,339	25,944

Charged to other accounts	2,624	2,391

Deferred income taxes – current	(3,494)	(4,266)

Deferred income taxes and investment tax credit, net	10,306	10,801

Other	(2,355)	(3,002)

Changes in assets and liabilities, exclusive of changes shown separately	58,428	100,413

Net cash provided from operating activities	189,198	199,221

Cash Flow From Financing Activities

Notes payable, net	(99,865)	(158,369)

Retirement of long-term debt	(1,583)	(17,925)

Dividends paid	(75,000)	–

Net cash used for financing activities	(176,448)	(176,294)

Cash Flow From Investing Activities

Capital expenditures	(20,635)	(20,963)

Other	2,546	(1,303)

Net cash used for investing activities	(18,089)	(22,266)

Net Increase in Cash and Cash Equivalents	(5,339)	661

Cash and Cash Equivalents, January 1	12,673	9,705

Cash and Cash Equivalents, March 31	$7,334	$10,366

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(58,142)	$(53,909)

Accrued unbilled revenues	46,219	31,122

Gas in inventory	11,195	40,136

Property taxes assessed applicable to future periods	9,054	11,064

Prepaid benefit costs, net	(16,300)	(14,273)

Accounts payable	(15,300)	(12,478)

Gas inventory equalization	67,187	80,844

Federal income, property and other taxes payable	22,375	6,913

Other current assets and liabilities, net	(12,526)	(9,934)

Other deferred assets and liabilities, net	4,666	20,928

	$58,428	$100,413

Supplemental Disclosures

Cash paid (received) for:

Interest, net of amounts capitalized	$10,314	$13,450

Federal income taxes	$6,588	$(857)

Noncash investing and financing activities:

Dividends in kind and other	$368	$–

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying consolidated financial statements should be read in conjunction with the Michigan Consolidated Gas Company (MichCon) 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.  MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

As discussed in MichCon’s 2000 Annual Report on Form 10-K, MCN Energy Group Inc. (MCN), parent company of MichCon, and DTE Energy Company (DTE) have signed a definitive merger agreement, dated October 4, 1999, which was amended on February 28, 2001, under which DTE will acquire all outstanding shares of MCN common stock. The amended merger agreement imposes more stringent restrictions on MichCon’s ability to take significant actions without DTE’s consent.

The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 agreement. The revised merger agreement is subject to the approval of MCN shareholders at a special meeting scheduled for May 15, 2001. In March 2001, the proposed merger received clearance from the Federal Trade Commission. The transaction is also subject to the approval of the Securities and Exchange Commission which has set a May 17, 2001 deadline for public comments. Although no assurances can be given, and the merger may be completed later, MCN and DTE are currently targeting May 31, 2001 as the completion date for the merger. Under any circumstances, DTE intends to issue a press release that will provide shareholders with five business days’ notice of the definitive closing date.

As a result of the pending merger, MCN incurred merger-related costs, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $1,029,000 pre-tax ($669,000 net of taxes) and $347,000 pre-tax ($226,000 net of taxes) for the three-month period ended March 31, 2001 and 2000, respectively.

3.  GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. During the first quarter of 2001, MichCon liquidated 43.9 billion cubic feet (Bcf) of prior years’ LIFO layers. Approximately 18.9 Bcf of such liquidation will be replaced prior to December 31, 2001 and the remaining 25.0 Bcf will not be replaced prior to the end of the year. For the portion of the interim inventory reduction that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

will be replaced, the cost of gas for net withdrawals is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory the equalization account is reversed.

The 25.0 Bcf of prior years’ LIFO layers that will not be replaced were liquidated at an average cost of $0.38 per thousand cubic feet (Mcf). MichCon’s estimated average gas purchase rate in 2001 is $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased 2001 reported cost of gas by $81,508,000 and increased earnings by $52,980,000, net of taxes.

4.  REGULATORY MATTERS

a.  Regulatory Reform Plan

As discussed in MichCon’s 2000 Annual Report on Form 10-K, MichCon is currently operating under its Regulatory Reform Plan that began in January 1999. The Plan includes a three-year Gas Sales Program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly 90% of its expected 2001 gas supply requirements assuming normal weather. The average cost of MichCon’s fixed-price supplies for the April 2001 to the December 2001 period are at prices higher than $2.95 per Mcf. The level of margins ultimately generated from selling gas will be affected by a number of factors, including: (i) the actual level of gas sales volumes; (ii) the timing and location of gas purchases; and (iii) the level of gas consumed in December 2001 that will be billed in January 2002 at rates under a gas cost recovery mechanism.

The Plan also includes a comprehensive experimental three-year Customer Choice Program, which is subject to annual caps on the level of participation. The Customer Choice Program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000 with approximately 55,000 customers choosing to participate. Year three of the program began in April 2001, and the number of participating customers decreased to approximately 30,000. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

In addition, the Plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity from utility operations exceed predetermined thresholds. MichCon filed its income sharing report with the Michigan Public Service Commission (MPSC) in March 2001, using the MPSC approved formula, indicating that no income sharing was required for 2000.

b.  Proposed Regulatory Changes

As discussed in MichCon’s 2000 Annual Report on Form 10-K, the MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONCLUDED)

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a gas cost recovery mechanism in January 2002 when the current Regulatory Reform Plan expires.

5.  CHANGE IN ACCOUNTING FOR DERIVATIVES

Effective January 1, 2001, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MichCon identified its interest rate swaps, firm-priced supply contracts, and options embedded in certain debt instruments as derivatives. The cumulative effect of adopting SFAS No. 133 was not material.

In order to manage interest rate costs, MichCon has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principle amounts. While the swaps are effective in managing MichCon’s interest costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value and shown within “Other Deferred Assets or Liabilities” in the Consolidated Statement of Financial Position. Unrealized gains or losses resulting from marking to market these swaps are recognized as an adjustment to interest expense in the Consolidated Statement of Income. Furthermore, SFAS No. 133 required adjusting the carrying value of the related debt that substantially offset the transition adjustment from marking to market the interest rate swaps. The adjustment to debt will be accreted to interest expense over the life of the related swaps.

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements though 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No. 133. Accordingly, MichCon does not account for such contracts as derivatives. Additionally, MichCon has debt outstanding with embedded options that will not be accounted for as derivatives as a result of a “grandfather” provision in SFAS No. 133.

6. CONTINGENCIES

MichCon is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes between MichCon and gas producers. Management cannot predict the final disposition of such proceedings, but believes that adequate provision has been made for probable losses. After discussion with legal counsel, it is management’s belief that the ultimate resolution of those proceedings still pending will not have a material adverse effect on MichCon’s financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of March 31, 2001 and 2000, and the related condensed consolidated statements of income, retained earnings and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2000, and the related consolidated statements of income, capitalization, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 11, 2001

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number		Description

15-	1	Letter re Unaudited Interim Financial Information

(b)  Reports on Form 8-K

MichCon filed a report on Form 8-K dated March 22, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MichCon withdrew its request before the Michigan Public Service Commission to eliminate the current experimental Customer Choice and Gas Sales Programs and to implement a permanent gas customer choice program effective April 1, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

By:	/s/ ROBERT KASLIK

Robert Kaslik
Controller

Date: May 11, 2001