Form 10-Q
period 2001-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2001-08-14
CIK 65632

Definitions
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Consolidated Statement of Cash Flows (Unaudited)
Notes to the Consolidated Financial Statements
Other Information
Independent Accountants’ Report
Signature
Computation of Ratio of Earnings to Fixed Charges
Unaudited Interim Financial Information
Credit Agreement

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2001

PAGE
NUMBER

DEFINITIONS	1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statement of Operations	11

Consolidated Statement of Financial Position	12

Consolidated Statement of Cash Flows	13

Notes to Consolidated Financial Statements	14

Independent Accountants’ Report	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURE	20

DEFINITIONS

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

DTE	DTE Energy Company and subsidiaries. Indirectly, the parent company for MichCon.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, is allowed to recover its reasonable and prudent cost of gas sold. The GCR was suspended under the Regulatory Reform Plan for the three-year period ending on December 31, 2001.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of DTE.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average annual degree days in MichCon’s service area during a recent 30-year period.

DEFINITIONS

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results reflect merger and restructuring charges, and losses from Gas Sales Program – MichCon reported losses of $120.1 million and $22.8 million for the 2001 second quarter and six-month period, respectively, compared with earnings of $4.0 million and $70.9 million for the comparable 2000 periods. The earnings declines reflect nonrecurring charges recorded in connection with completing the merger with DTE Energy Company (DTE) in May 2001. The earnings comparisons also reflect lower gross margins resulting from losses under the Gas Sales Program in 2001, attributable to higher gas cost.

	Quarter		6 Months

	Dollar	Percent	Dollar	Percent
Earnings Components (Dollars in Millions)	Change	Change	Change	Change
Increases (Decreases) Comparing 2001 to 2000
Operating Revenues	$(5.6)	(3.0)%	$28.2	4.5%

Cost of Gas	74.7	106.5	66.5	23.2

Gross Margin	(80.2)	(68.4)	(38.3)	(11.2)

Operation and Maintenance	7.6	13.1	8.1	6.6

Depreciation and Depletion	.5	1.8	.9	1.7

Property and Other Taxes	(3.1)	(23.0)	(6.0)	(18.3)

Merger & Restructuring Charges (Notes 2 & 3)	99.9	N/M	100.5	N/M

Other Income and Deductions	5.2	41.3	1.8	6.8

Income Tax Provision	(66.1)	N/M	(49.9)	(131.8)

Net Income or Loss	(124.1)	N/M	(93.7)	(132.1)

N/M – not meaningful

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $80.2 million and $38.3 million in the 2001 second quarter and six-month period, respectively. As subsequently discussed, gross margins primarily reflect the operations of MichCon’s Gas Sales Program and the impact of weather.

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 5a) which was implemented in January 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). MichCon had negative margins from selling gas in the 2001 second quarter, more than offsetting the positive margins generated in the 2001 first quarter. Margins generated under the Gas Sales Program were approximately $75 million lower in the 2001 second quarter, and $43 million lower in the 2001 six-month period compared to the corresponding 2000 periods, primarily as a result of higher cost gas supply. The average cost of gas sold during the 2001 second quarter and six-month period was $6.06 per Mcf and $3.22 per Mcf, respectively, representing increases of $3.21 per Mcf and $.39 per Mcf from the same 2000 periods. As discussed in the “Cost of Gas” section that follows, the average cost of gas sold reflects higher prices for gas purchased and the partial liquidation of inventory gas

MANAGEMENT’S DISCUSSION AND ANALYSIS

that was priced at $.38 per Mcf (Note 4). The inventory liquidation was estimated at 25 billion cubic feet (Bcf) in the 2001 first quarter, but was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather. The effect of the inventory adjustment increased cost of gas in the 2001 second quarter by $1.03 per Mcf, and the inventory liquidation decreased cost of gas in the 2001 six-month period by $.52 per Mcf.

Margins generated under the Gas Sales Program for the 2001 second quarter and six-month period were affected by the number of customers choosing to purchase gas from MichCon rather than other suppliers under MichCon’s three-year Customer Choice Program. Year three of this program commenced in April 2001 with approximately 30,000 customers choosing to participate, as compared to approximately 55,000 customers participating in year two and 70,000 customers in year one. Distribution margins were retained from participating customers as MichCon continued to transport and deliver the gas to the customers’ premises.

Gross margins were also impacted by weather which was 13.6% warmer in the 2001 second quarter and 4.2% colder in the 2001 six-month period as compared to the same 2000 periods. Additionally, both 2001 periods reflect declines in end user and intermediate transportation revenues, as well as revenues from other gas-related services.

	Quarter		6 Months

	2001	2000	2001	2000
Effect of Weather on Gas Markets and Earnings
Percentage Warmer Than Normal	(21.7)%	(8.1)%	(8.8)%	(13.0)%

Decrease From Normal in:

Gas markets (in Bcf)	(5.9)	(1.9)	(12.2)	(18.0)

Net income (in Millions)	$(5.8)	$(1.7)	$(10.7)	$(16.7)

Gas sales and end user transportation revenues in total decreased $3.3 million in the 2001 second quarter and increased $32.8 million in the 2001 six-month period. Revenues reflect varying gas sales volumes and a decline in end user transportation deliveries. Gas sales volumes decreased .6 Bcf in the 2001 second quarter and rose 7.7 Bcf in the 2001 six-month period, due primarily to weather. Gas sales volumes were also impacted by an increase in the number of customers who chose to purchase their gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program. End user transportation deliveries decreased 5.4 Bcf in the 2001 second quarter and 10.4 Bcf in the six-month period, reflecting the impact of a slowing economy as well as volumes associated with fewer customers participating in the Customer Choice Program. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues from these customers due to the gas commodity component included in gas sales rates. The gas sales comparison was also impacted by a $2.4 million provision for customer refunds recorded in the 2000 second quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Quarter		6 Months

	2001	2000	2001	2000

Gas Markets (in Millions)

Gas Sales	$134.7	$134.1	$543.0	$504.8

End User Transportation	21.7	25.6	59.0	64.4

	156.4	159.7	602.0	569.2

Intermediate Transportation	11.3	12.7	23.8	27.2

Other	14.2	15.0	32.6	33.8

	$181.9	$187.4	$658.4	$630.2

Gas Markets (in Bcf)

Gas Sales	23.7	24.3	108.7	101.0

End User Transportation	31.9	37.3	78.5	88.9

	55.6	61.6	187.2	189.9

Intermediate Transportation	148.3	111.7	320.2	294.6

	203.9	173.3	507.4	484.5

Intermediate transportation revenues decreased $1.4 million and $3.4 million in the 2001 second quarter and six-month period, respectively, whereas intermediate transportation deliveries increased 36.6 Bcf and 25.6 Bcf for the same periods. A significant portion of the volume increase was due to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $.8 million and $1.2 million in the 2001 second quarter and six-month period, respectively, due to a decline in revenues from providing appliance maintenance and other gas-related services, and was partially offset by an increase in late payment fees.

Cost of Gas

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $74.7 million in the 2001 second quarter and $66.5 million for the six-month period, primarily due to higher prices paid for fixed-price supply. The average price paid for gas purchased in the 2001 second quarter and six-month period increased $.34 per Mcf (12%) and $.93 per Mcf (33%), respectively, from the comparable 2000 periods. As previously discussed, MichCon recorded

MANAGEMENT’S DISCUSSION AND ANALYSIS

the benefits of an inventory liquidation that was estimated at 25 Bcf in the 2001 first quarter, which was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather (Note 4). The effect of the inventory liquidation and adjustment lowered cost of gas for the 2001 six-month period but increased cost of gas for the 2001 second quarter. Cost of gas was also affected by variations in sales volumes due to weather and the number of customers who have chosen to purchase gas from MichCon rather than other suppliers.

Other Operating Expenses

Operation and maintenance expenses increased $7.6 million and $8.1 million for the 2001 second quarter and six-month period, respectively, primarily due to higher employee medical costs as well as accruals for injuries and damages. Additionally, the six-month comparison was affected by a benefit recorded in the 2000 first quarter for insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. Partially offsetting the increases were lower pension and retiree healthcare costs.

Depreciation and depletion increased $.5 million and $.9 million in the 2001 second quarter and six-month period, respectively, reflecting depreciation on higher plant balances.

Property and other taxes decreased $3.1 million and $6.0 million in the 2001 second quarter and six-month period, respectively, reflecting a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. The new tables impacted property tax expense beginning in mid-2000.

Merger and restructuring charges increased $99.9 million and $100.5 million in the 2001 second quarter and six-month period, respectively (Notes 2 and 3). MichCon recorded in the 2001 second quarter a $79.3 million restructuring charge in connection with the merger between MCN and DTE. The restructuring charge reflects the costs associated with 273 employees electing to retire early under a program designed to reduce the workforce in overlapping corporate support functions. Merger costs represent legal, consulting, accounting, employee benefit and other expenses associated with the merger.

Other Income and Deductions

Other income and deductions increased $5.2 million and $1.8 million in the 2001 second quarter and six-month period, respectively. The increase is attributable to a $6.7 million loss associated with the expected sale of MichCon’s 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). Partially offsetting the increases from the Harbortown loss were lower interest costs and higher interest income. The increase in interest income results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income Taxes

Income taxes decreased $66.1 million in the 2001 second quarter and $49.9 million in the 2001 six-month period due to a decline in pre-tax earnings.

Outlook

Strategy – MichCon’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, MichCon’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices. Management expects to improve MichCon’s cost competitiveness as a result of the May 2001 merger between MCN and DTE. Approximately 60% of MichCon’s 1.2 million customers are also customers of The Detroit Edison Company, a wholly-owned electric utility of DTE. MichCon and Detroit Edison expect to realize synergies from integrating common, duplicative functions, including corporate support, billing and customer service.

Regulatory Reform Plan – MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999 and allows a limited number of customers to purchase their gas from suppliers other than MichCon. Year three of the program began in April 2001, with approximately 30,000 customers choosing to participate. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program, which suspended the gas cost recovery (GCR) mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period ending in December 2001. The suspension of the GCR mechanism increases MichCon’s risk associated with gas margins.

As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly all of its remaining 2001 gas supply requirements assuming normal weather. MichCon does not expect to generate profits from the Gas Sales Program in 2001 as the average cost of its fixed-price supplies for the remainder of 2001 is significantly higher than $2.95 per Mcf. However, the level of margins ultimately generated from selling gas will be affected by: (i) the actual level of gas sales volumes; and (ii) the level of gas consumed in December 2001 that will be billed at GCR rates. The actual level of gas sales volumes will fluctuate with changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon. Sales volumes delivered in December 2001 that remain unbilled at December 31, 2001 will be billed at the January 2002 GCR rate. Therefore, actual gas margins in 2001 will be impacted by the level of unbilled volumes. Assuming normal weather and no significant changes in customers and existing supply contracts, MichCon estimates any additional losses from the Gas Sales Program over the third and fourth quarters of 2001 would not be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Merger – As a condition of the Federal Trade Commission approving MCN’s merger with DTE (Note 2), MichCon agreed to transfer a property interest to a unit of Exelon Corporation allowing for the utilization of natural gas transportation capacity on its system. The contract will allow for increased competition for end user transportation and gas sales services that could reduce earnings by an estimated $5 million annually.

CAPITAL RESOURCES AND LIQUIDITY

	6 Months

	2001	2000

Cash and Cash Equivalents (in Millions)

Cash Flow Provided From (Used For):

Operating activities	$225.0	$275.0

Investing activities	(39.5)	(46.6)

Financing activities	(192.5)	(235.1)

Net Decrease in Cash and Cash Equivalents	$(7.0)	$(6.7)

Operating Activities

Cash flow from operating activities decreased $50.0 million during the 2001 six-month period from the comparable 2000 period. The decrease was due primarily to higher working capital requirements

MANAGEMENT’S DISCUSSION AND ANALYSIS

and lower earnings, after adjusting for non-cash items (restructuring charge, depreciation and deferred taxes).

Investing Activities

MichCon’s cash used for investing activities decreased $7.1 million in the 2001 six-month period as compared to the same 2000 period. The change reflects capital expenditures.

It is management’s opinion that MichCon will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

Financing Activities

Cash flow used for financing activities decreased $42.6 million during the 2001 six-month period as compared to the same 2000 period. Financing activities reflect the repayment of less short- and long-term debt, and an increase in dividends paid to MCN. A summary of MichCon’s financing strategies and its significant financing activities follows.

MichCon maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, MichCon’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon’s credit lines that allowed for borrowings of up to $200 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility expired in July 2001. During July 2001, MichCon established a $300 million bridge facility through November 2001 that temporarily replaces the expired credit lines until a new debt facility is negotiated. During the first six months of 2001, MichCon repaid $97.8 million of commercial paper, leaving borrowings of $182.9 million outstanding under this program at June 30, 2001.

In May 2001, MichCon repaid $20 million of maturing long-term debt.

In June 2001, MichCon filed a shelf registration that allows for the issuance of $360 million of debt securities. This registration coupled with $140 million available under a previous outstanding registration allows MichCon to issue a total of $500 million of new debt securities. MichCon expects to issue $200 million of senior notes under its outstanding shelf registration in August 2001.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 2000 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MichCon is subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed and variable-rate interest payment obligations without exchange of the underlying principal amounts. During the 2001 six-month period, there were no material changes to MichCon’s interest rate risk.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)

Operating Revenues	$181,931	$187,488	$658,390	$630,235

Operating Expenses

Cost of gas (Note 4)	144,785	70,108	353,102	286,628

Operation and maintenance	66,059	58,412	130,579	122,475

Depreciation and depletion	26,532	26,063	52,871	52,007

Property and other taxes	10,467	13,591	26,617	32,581

Merger and restructuring charges (Notes 2 and 3)	100,935	1,079	101,964	1,426

Total operating expenses	348,778	169,253	665,133	495,117

Operating Income (Loss)	(166,847)	18,235	(6,743)	135,118

Other Income and (Deductions)

Interest income	2,401	846	4,934	1,572

Interest on long-term debt	(10,971)	(12,111)	(21,165)	(24,384)

Other interest expense	(2,275)	(1,860)	(6,455)	(4,869)

Loss on joint venture held for sale (Note 6)	(6,702)	–	(6,702)	–

Equity in earnings of joint ventures	615	599	1,328	1,186

Other	(743)	13	(30)	194

Total other income and (deductions)	(17,675)	(12,513)	(28,090)	(26,301)

Income (Loss) Before Income Taxes	(184,522)	5,722	(34,833)	108,817

Income Tax Provision (Benefit)	(64,378)	1,735	(12,039)	37,890

Net Income (Loss)	$(120,144)	$3,987	$(22,794)	$70,927

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)

Balance – Beginning of Period	$516,630	$561,743	$494,648	$494,803

Add – Net income (loss)	(120,144)	3,987	(22,794)	70,927

	396,486	565,730	471,854	565,730

Deduct – Dividends declared	–	–	75,368	–

Balance – End of Period	$396,486	$565,730	$396,486	$565,730

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	June 30	December 31
	2001	2000
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents	$5,634	$12,673

Accounts receivable, less allowance for doubtful accounts of $15,765 and $18,912, respectively	159,459	157,793

Accrued unbilled revenues	23,182	135,465

Gas in inventory (Note 4)	14,142	13,586

Materials and supplies	15,787	14,173

Property taxes assessed applicable to future periods	38,449	54,767

Other	9,452	21,295

	266,105	409,752

Deferred Charges and Other Assets

Investment in and advances to joint ventures	13,908	20,068

Long-term investments	66,534	70,643

Investment in capital lease	84,185	76,395

Deferred environmental costs	26,646	26,372

Prepaid benefit costs	199,251	214,068

Other	55,746	52,324

	446,270	459,870

Property, Plant and Equipment, at cost	3,013,747	2,980,627

Less – Accumulated depreciation and depletion	1,578,137	1,538,311

	1,435,610	1,442,316

	$2,147,985	$2,311,938

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$148,368	$98,357

Notes payable	184,724	278,762

Current portion of long-term debt and capital lease obligations	21,185	24,652

Federal income, property and other taxes payable	40,698	67,636

Customer deposits	17,338	17,696

Other	55,852	59,366

	468,165	546,469

Deferred Credits and Other Liabilities

Deferred income taxes	129,748	141,552

Unamortized investment tax credit	25,077	25,867

Tax benefits amortizable to customers	137,754	138,161

Accrued environmental costs	24,199	25,608

Minority interest	600	635

Other	101,597	55,380

	418,975	387,203

Long-Term Debt, including capital lease obligations	622,713	641,369

Contingencies (Notes 5a and 8)

Common Shareholder’s Equity

Common stock	10,300	10,300

Additional paid-in capital	231,346	231,949

Retained earnings	396,486	494,648

	638,132	736,897

	$2,147,985	$2,311,938

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30

	2001	2000
(in Thousands)
Cash Flow From Operating Activities

Net (loss) income	$(22,794)	$70,927
Adjustments to reconcile net (loss) income to net cash flow provided from operating activities
Depreciation and depletion

Per statement of income	52,871	52,007

Charged to other accounts	5,175	4,822

Deferred income taxes – current	(5,538)	(8,236)

Deferred income taxes and investment tax credit, net	(13,001)	18,418

Other	(3,166)	(8,769)

Changes in assets and liabilities, exclusive of changes shown separately	211,419	145,851

Net cash provided from operating activities	224,966	275,020

Cash Flow From Investing Activities

Capital expenditures	(45,898)	(49,446)

Other	6,370	2,832

Net cash used for investing activities	(39,528)	(46,614)

Cash Flow From Financing Activities

Notes payable, net	(93,959)	(194,916)

Retirement of long-term debt	(23,518)	(40,156)

Dividends paid	(75,000)	–

Net cash used for financing activities	(192,477)	(235,072)

Net Decrease in Cash and Cash Equivalents	(7,039)	(6,666)

Cash and Cash Equivalents, January 1	12,673	9,705

Cash and Cash Equivalents, June 30	$5,634	$3,039

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(2,033)	$1,029

Accrued unbilled revenues	112,283	80,622

Accrued/deferred gas cost recovery revenues, net	–	3,229

Gas in inventory	(556)	21,354

Property taxes assessed applicable to future periods	16,318	22,129

Prepaid benefit costs, net	14,816	(28,545)

Accounts payable	50,011	(1,158)

Gas inventory equalization	–	43,012

Federal income, property and other taxes payable	(26,938)	1,049

Other current assets and liabilities, net	2,948	(16,415)

Other deferred assets and liabilities, net	44,570	19,545

	$211,419	$145,851

Supplemental Disclosures

Cash paid (received) for:

Interest, net of amounts capitalized	$19,593	$13,450

Federal income taxes	$11,156	$(857)

Noncash investing and financing activities:

Dividends in kind and other	$368	$–

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

2.  MCN MERGER AGREEMENT WITH DTE ENERGY COMPANY

MCN Energy Group Inc. (MCN), parent company of MichCon, and DTE Energy Company (DTE) signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001. The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 agreement. The revised merger agreement was approved by MCN shareholders at a special meeting on May 15, 2001.

Effective May 31, 2001, MCN and DTE completed the merger, and under the terms of the merger agreement, DTE acquired all outstanding shares of MCN common stock. MCN was merged with and into DTE Enterprises, Inc. (DTEE), the surviving corporation in the merger and a wholly owned subsidiary of DTE. The acquisition by DTE was accounted for using the purchase method. MichCon’s assets and liabilities included in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values.

As a result of the merger, DTEE incurred merger-related expenses, a portion of which were allocated to MichCon. Additionally, MichCon incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $21.6 million pre-tax ($14.0 million net of taxes) and $22.6 million pre-tax ($14.7 million net of taxes) for the three- and six-month periods ended June 30, 2001, respectively, and $1.1 million pre-tax ($.7 million net of taxes) and $1.4 million pre-tax ($.9 million net of taxes) for the three- and six-month periods ended June 30, 2000, respectively.

3.  RESTRUCTURING CHARGE

In June 2001, DTE offered certain employees the option to retire early under a program to reduce the workforce in overlapping corporate support functions. As a result of the program, approximately 10% of MichCon’s workforce, or 273 employees retired in July 2001 resulting in a restructuring charge that decreased earnings by $79.3 million pre-tax ($51.5 million net of taxes) for the three- and six-month periods ended June 30, 2001. No benefit payments have been made as of June 30,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2001. Benefit payments will primarily be distributed from assets of the retirement plan and a trust fund.

4.  GAS IN INVENTORY

Inventory gas is priced using the last-in, first-out (LIFO) method. During the second quarter of 2001, MichCon revised the expected permanent decrement from 25 billion cubic feet (Bcf) to 17.5 Bcf due to warmer than normal weather. The 17.5 Bcf of prior years’ LIFO layers that are not expected to be replaced prior to December 31, 2001 were liquidated at an average cost of $.38 per thousand cubic feet (Mcf). MichCon’s estimated average gas purchase rate in 2001 is $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased cost of gas for the six-month period ended June 30, 2001 by $57.1 million and increased earnings by $37.1 million, net of taxes. The inventory decrement revision increased cost of gas for the three-month period ended June 30, 2001 by $24.4 million and decreased earnings by $15.9 million, net of taxes.

5.  REGULATORY MATTERS

a.  Regulatory Reform Plan

MichCon is currently operating under its Regulatory Reform Plan that began in January 1999. The Plan includes a three-year Gas Sales Program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly all of its remaining 2001 gas supply requirements assuming normal weather. The average cost of MichCon’s fixed-price supplies for the remainder of 2001 is significantly higher than $2.95 per Mcf. The level of margins ultimately generated from selling gas will be affected by: (i) the actual level of gas sales volumes; and (ii) the level of gas consumed in December 2001 that will be billed in January 2002 at rates under a gas cost recovery mechanism.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

c.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. In July 2001, the MPSC issued an order authorizing a rate of $.051 per Mcf, effective May 2001, and denied the request for additional retroactive refunds.

6.  LOSS ON INVESTMENT IN HARBORTOWN

In May 2001, MichCon recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. Future earnings from the Harbortown partnerships will be deferred due to their expected sale within one year.

7.  CHANGE IN ACCOUNTING FOR DERIVATIVES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In order to manage interest costs, MichCon has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. While the swaps are effective in managing MichCon’s interest costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value and shown within “Other Deferred Assets or Liabilities” in the Consolidated Statement of Financial Position. Unrealized gains or losses resulting from marking to market these swaps are recognized as an adjustment to interest expense in the Consolidated Statement of Income. Furthermore, SFAS No. 133 required adjusting the carrying value of the related debt that substantially offset the transition adjustment from marking to market the interest rate swaps. The adjustment to debt will be accreted to interest expense over the life of the related swaps.

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

8.  CONTINGENCIES

MichCon is involved in certain legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business (including commercial matters). These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. An unfavorable resolution of certain proceedings still pending could have a material effect on the company’s financial statements in the period that they are resolved.

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

4-1	Indenture between MichCon and Citibank, N.A. related to Senior Debt Securities dated as of June 1, 1998 (Exhibit 4-1 to Registration Statement No. 333-63370); First Supplemental Indenture dated as of June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); and Second Supplemental Indenture dated as of June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K).

4-2	Indentures defining the rights of the holders of MichCon’s First Mortgage Bonds: MichCon’s Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated as of July 15, 1989, providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944; Thirtieth Supplemental Indenture, dated as of September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture, dated as of December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated as of January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated as of May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture, dated as of November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); and Thirty-fifth Supplemental Indenture, dated as of June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K).

12-1	Computation of Ratio of Earnings to Fixed Charges

15-1	Letter re Unaudited Interim Financial Information

99-1	Credit Agreement, dated as of July 12, 2001 among Michigan Consolidated Gas Company, as borrower and The Initial Lenders Named Herein, as Initial Lenders and Bank One, NA, as Administrative Agent and Barclays Bank PLC, as Co-Syndication Agent, and Citibank, N.A., as Co-Syndication Agent

(b)  Reports on Form 8-K

MichCon filed a report on Form 8-K dated May 15, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MCN Energy Group’s shareholders approved the amended merger agreement at a special meeting of shareholders on May 15, 2001. The press release also noted that May 31, 2001 was set as the expected date to complete the merger.

Other Information

On May 31, 2001, Susan M. Beale, Anthony F. Earley, Jr., and Eric H. Peterson (all employees of DTE affiliates) were elected to the Company’s Board, replacing the former Board members.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of June 30, 2001, the related condensed consolidated statements of operations and retained earnings for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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
August 14, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller
Chief Accounting Officer

Date: August 14, 2001