Form 10-Q
period 2001-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2001-11-14
CIK 65632

Definitions
Management’s Narrative Analysis of the Results of Operations
Consolidated Statement of Operations (Unaudited)
Consolidated Statement of Retained Earnings (Unaudited)
Consolidated Statement of Financial Position (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Notes to the Consolidated Financial Statements (Unaudited)
Independent Accountants’ Report
Other Information
Signature
Quarterly Report
Third Supplemental Indenture
Mortgage Supplemental Indenture
Awareness Letter of Deloitte & Touche LLP
$300 Million Credit Agreement

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

Commission file number 1-7310

          The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478040 (I.R.S. Employer Identification No.)

500 Griswold Street, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-965-2430

Registrant’s telephone number, including area code

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

PAGE
NUMBER

DEFINITIONS	1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	7
Consolidated Statement of Retained Earnings	7
Consolidated Statement of Financial Position	8
Consolidated Statement of Cash Flows	9
Notes to Consolidated Financial Statements	10
Independent Accountants’ Report	14
Item 2. Management’s Narrative Analysis of Results of Operations	3

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	16

DEFINITIONS

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

DTE	DTE Energy Company and subsidiaries. Indirectly, the parent company for MichCon.

DTEE	DTE Enterprises, Inc. and subsidiaries, a wholly owned subsidiary of DTE.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

FASB	Financial Accounting Standards Board.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, is allowed to recover its reasonable and prudent cost of gas sold. The GCR was suspended under the Regulatory Reform Plan for the three-year period ending on December 31, 2001.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of DTE.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

DEFINITIONS

Normal Weather	The average annual degree days in MichCon’s service area during a recent 30-year period.

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program; and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

SFAS	Statement of Financial Accounting Standards.

MICHIGAN CONSOLIDATED GAS COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

Results reflect merger and restructuring charges, and losses from Gas Sales Program – MichCon reported losses of $43.3 million and $66.0 million for the 2001 third quarter and nine-month period, respectively, compared with a loss of $8.8 million in the 2000 third quarter and earnings of $62.1 million for the 2000 nine-month period. MichCon typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. The earnings comparisons for both the quarter and nine-month period reflect lower margins resulting from losses under the Gas Sales Program and charges recorded in connection with completing the merger with DTE in May 2001.

	Quarter		9 Months

	Dollar	Percent	Dollar	Percent
Earnings Components (Dollars in Millions)	Change	Change	Change	Change
Increases (Decreases) Comparing 2001 to 2000
Operating Revenues	$(10.4)	(7.9)%	$17.8	2.3%
Cost of Gas	21.6	62.8	88.0	27.4
Operation and Maintenance	15.9	27.5	24.0	13.3
Property and Other Taxes	5.9	44.1	(.1)	(.2)
Merger & Restructuring Charges	(.3)	(18.1)	100.2	N/M
Interest Income	2.1	N/M	5.4	N/M
Loss on Joint Venture	(2.6)	N/M	(9.3)	N/M
Income Tax Provision	(18.8)	N/M	(68.7)	N/M

N/M — not meaningful

Operating revenues decreased $10.4 million in the 2001 third quarter and increased $17.8 million in the 2001 nine-month period. As subsequently discussed, operating revenues reflect the operations of MichCon’s Gas Sales Program and the impact of weather which was slightly warmer in the 2001 third quarter and 3.9% colder in the 2001 nine-month period as compared to the same 2000 periods. MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 5a) which was implemented in January 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf).

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

	Quarter		9 Months

	2001	2000	2001	2000

Gas Markets (in Millions)
Gas Sales	$81.5	$85.5	$624.5	$590.3
End User Transportation	18.3	21.0	77.3	85.4

	99.8	106.5	701.8	675.7
Intermediate Transportation	10.2	12.2	34.0	39.4
Other	11.9	13.6	44.5	47.4

	$121.9	$132.3	$780.3	$762.5

Gas Markets (in Bcf)
Gas Sales	11.9	12.8	120.6	113.8
End User Transportation	32.1	31.3	110.6	120.2

	44.0	44.1	231.2	234.0
Intermediate Transportation	153.7	132.1	473.9	426.7

	197.7	176.2	705.1	660.7

Gas sales and end user transportation revenues in total decreased $6.7 million in the 2001 third quarter and increased $26.1 million in the 2001 nine-month period. Revenues for the 2001 quarter reflect a .9 billion cubic feet (Bcf) decrease in gas sales volumes due primarily to warmer weather, partially offset by a .8 Bcf increase in end user transportation deliveries. The 2001 nine-month period reflects an increase in gas sales revenues due to higher sales volumes, partially offset by lower end user transportation revenues. Gas sales volumes increased 6.8 Bcf in the 2001 nine-month period due to colder weather and an increase in the number of customers who chose to purchase their gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program. End user transportation deliveries decreased 9.6 Bcf in the 2001 nine-month period reflecting volumes associated with the fewer number of customers participating in the Customer Choice Program. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues from these customers due to the gas commodity component included in gas sales rates. The gas sales comparison for the nine-month period was also impacted by a $2.4 million provision for customer refunds recorded in the 2000 second quarter.

Intermediate transportation revenues decreased $2.0 million and $5.4 million in the 2001 third quarter and nine-month period, respectively, whereas intermediate transportation deliveries increased 21.6 Bcf and 47.2 Bcf for the same periods. A significant portion of the volume increase was due to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues for the nine-month period is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $1.7 million and $2.9 million in the 2001 third quarter and nine-month period, respectively, due to a decline in revenues from providing appliance maintenance and other gas-related services.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $21.6 million in the 2001 third quarter and $88.0 million for the nine-month period, primarily due to higher prices paid for fixed-price supply. The average price paid for gas purchased in the 2001 third quarter and nine-month period increased $1.21 per Mcf (44%) and $1.02 per Mcf (36%), respectively, from the comparable 2000 periods. MichCon recorded the benefits of an inventory liquidation that was estimated at 25 Bcf in the 2001 first quarter, which was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather (Note 4). MichCon estimated its 2001 average gas purchase rate to be $3.26 per Mcf higher than the average LIFO liquidation rate. The effect of the inventory liquidation lowered cost of gas for the 2001 nine-month period. Cost of gas was also affected by variations in sales volumes due to weather and the number of customers who have chosen to purchase gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program.

Operation and maintenance expenses increased $15.9 million and $24.0 million for the 2001 third quarter and nine-month period, respectively, primarily due to allocations from DTE for corporate support functions. The results also reflect higher employee medical costs as well as accruals for injuries and damages. Additionally, the nine-month comparison was affected by a benefit recorded in the 2000 first quarter for insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. Partially offsetting the increases were lower pension and retiree healthcare costs.

Property and other taxes increased $5.9 million in the 2001 third quarter and decreased $.1 million in the 2001 nine-month period. The results include a charge in the 2001 third quarter for the unlikely favorable resolution of pending tax appeals filed with various local governments in 1996 and 1997. This charge was offset in the nine-month period by a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. The new tables impacted property tax expense beginning in mid-2000.

Merger and restructuring charges decreased $.3 million in the 2001 third quarter and increased $100.2 million in the 2001 nine-month period (Notes 2 and 3). In the 2001 second quarter, MichCon recorded a restructuring charge in connection with the merger between MCN and DTE which reflects the costs associated with 273 employees electing to retire early under a program designed to reduce the workforce in overlapping corporate support functions. The merger and restructuring charges decreased earnings by $1.4 million in the 2001 third quarter and $80.7 million in the 2001 nine-month period. Merger costs represent legal, consulting, accounting, employee benefit and other expenses associated with the merger.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Interest income increased $2.1 million and $5.4 million in the 2001 quarter and nine-month period, respectively. The increase results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000.

Loss on joint venture totaled $2.6 million and $9.3 million in the 2001 quarter and nine-month period, respectively, which is attributable to write-downs associated with the expected sale of MichCon’s 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown) (Note 6).

Income taxes decreased $18.8 million in the 2001 third quarter and $68.7 million in the 2001 nine-month period due to a decline in pre-tax earnings.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MichCon’s 2000 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations – In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. MichCon has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets – In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. MichCon has not yet determined the impact of this statement on the consolidated financial statements.

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)

Operating Revenues	$121,876	$132,269	$780,266	$762,504

Operating Expenses
Cost of gas (Note 4)	55,894	34,332	408,996	320,960
Operation and maintenance	73,648	57,778	204,227	180,253
Depreciation and depletion	26,146	25,995	79,017	78,002
Property and other taxes	19,142	13,281	45,759	45,862
Merger and restructuring charges (Notes 2 and 3)	1,412	1,725	103,376	3,151

Total operating expenses	176,242	133,111	841,375	628,228

Operating Income (Loss)	(54,366)	(842)	(61,109)	134,276

Other Income and (Deductions)
Interest income	2,426	371	7,360	1,943
Interest on long-term debt	(12,129)	(11,896)	(33,294)	(36,280)
Other interest expense	(2,460)	(2,194)	(8,915)	(7,063)
Loss on joint venture (Note 6)	(2,640)	–	(9,342)	–
Equity in earnings of joint ventures	566	503	1,894	1,689
Other	2,291	961	2,261	1,155

Total other income and (deductions)	(11,946)	(12,255)	(40,036)	(38,556)

Income (Loss) Before Income Taxes	(66,312)	(13,097)	(101,145)	95,720
Income Tax Provision (Benefit)	(23,057)	(4,286)	(35,096)	33,604

Net Income (Loss)	$(43,255)	$(8,811)	$(66,049)	$62,116

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)

Balance – Beginning of Period	$396,486	$565,730	$494,648	$494,803
Add – Net income (loss)	(43,255)	(8,811)	(66,049)	62,116

	353,231	556,919	428,599	556,919
Deduct – Dividends declared	–	59,689	75,368	59,689

Balance – End of Period	$353,231	$497,230	$353,231	$497,230

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2001	2000
(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,005	$12,673
Accounts receivable, less allowance for doubtful accounts of $12,240 and $18,912, respectively	99,733	157,793
Accrued unbilled revenues	26,126	135,465
Gas in inventory (Note 4)	121,723	13,586
Materials and supplies	16,991	14,173
Property taxes assessed applicable to future periods	30,159	54,767
Income taxes receivable	27,165	–
Other	10,068	21,295

	338,970	409,752

Deferred Charges and Other Assets
Investment in and advances to joint ventures	8,640	20,068
Long-term investments	68,452	70,643
Investment in capital lease	83,965	76,395
Deferred environmental costs	26,783	26,372
Prepaid benefit costs	215,023	214,068
Other	49,330	52,324

	452,193	459,870

Property, Plant and Equipment, at cost	3,039,163	2,980,627
Less – Accumulated depreciation and depletion	1,597,634	1,538,311

	1,441,529	1,442,316

	$2,232,692	$2,311,938

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$123,306	$98,357
Notes payable	199,307	278,762
Current portion of long-term debt and capital lease obligations	21,157	24,652
Federal income, property and other taxes payable	22,609	67,636
Customer deposits	16,708	17,696
Other	54,333	59,366

	437,420	546,469

Deferred Credits and Other Liabilities
Deferred income taxes	136,370	141,552
Unamortized investment tax credit	24,603	25,867
Tax benefits amortizable to customers	137,510	138,161
Accrued environmental costs	22,296	25,608
Minority interest	648	635
Other	97,813	55,380

	419,240	387,203

Long-Term Debt, including capital lease obligations	780,773	641,369

Contingencies (Notes 5a and 9)

Common Shareholder’s Equity
Common stock	10,300	10,300
Additional paid-in capital	231,728	231,949
Retained earnings	353,231	494,648

	595,259	736,897

	$2,232,692	$2,311,938

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30

	2001	2000
(in Thousands)
Cash Flow From Operating Activities
Net income (loss)	$(66,049)	$62,116
Adjustments to reconcile net income (loss) to net cash flow provided from operating activities
Depreciation and depletion
Per statement of income	79,017	78,002
Charged to other accounts	7,494	7,582
Deferred income taxes – current	(5,758)	(10,667)
Deferred income taxes and investment tax credit, net	(7,097)	31,311
Other	1,101	(3,931)
Changes in assets and liabilities, exclusive of changes shown separately	76,966	66,866

Net cash provided from operating activities	85,674	231,279

Cash Flow From Investing Activities
Capital expenditures	(76,948)	(86,095)
Other	4,929	(5,319)

Net cash used for investing activities	(72,019)	(91,414)

Cash Flow From Financing Activities
Issuance of long-term debt	198,382	–
Notes payable, net	(79,376)	(47,203)
Retirement of long-term debt	(63,329)	(41,142)
Dividends paid	(75,000)	(50,000)

Net cash used for financing activities	(19,323)	(138,345)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,668)	1,520
Cash and Cash Equivalents, January 1	12,673	9,705

Cash and Cash Equivalents, September 30	$7,005	$11,225

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$57,693	$43,539
Accrued unbilled revenues	109,339	73,807
Accrued/deferred gas cost recovery revenues, net	–	173
Gas in inventory	(108,137)	(6,403)
Property taxes assessed applicable to future periods	24,608	32,961
Income taxes receivable	(27,165)	–
Prepaid benefit costs, net	(955)	(42,896)
Accounts payable	25,331	(21,076)
Federal income, property and other taxes payable	(45,027)	(31,639)
Other current assets and liabilities, net	(425)	(10,157)
Other deferred assets and liabilities, net	41,704	28,557

	$76,966	$66,866

Supplemental Disclosures
Cash paid for:
Interest, net of amounts capitalized	$33,066	$34,744

Federal income taxes	$11,156	$1,490

Noncash investing and financing activities:
Dividends in kind and other	$368	$9,689

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

The consolidated financial statements (unaudited) should be read in conjunction with the MichCon 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

NOTE 2 – MERGER AGREEMENT

On May 31, 2001, DTE completed the acquisition of MCN, parent company of MichCon. The acquisition by DTE was accounted for using the purchase method. MichCon’s assets and liabilities included in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying financial statements have been eliminated at DTE as a result of purchase accounting adjustments.

As a result of the merger, DTEE incurred merger-related expenses, a portion of which were allocated to MichCon. Additionally, MichCon directly incurred merger-related costs. The merger-related costs include legal, accounting, consulting, employee benefit and other expenses that had the effect of decreasing earnings by $22.6 million pre-tax ($14.7 million net of taxes) for the nine-month period ended September 30, 2001. Merger-related costs reduced earnings by $1.7 million pre-tax ($1.1 million net of taxes) and $3.2 million pre-tax ($2.0 million net of taxes) for the three- and nine-month periods ended September 30, 2000, respectively.

NOTE 3 – RESTRUCTURING CHARGE

In June 2001, DTE offered certain employees the option to retire early under a program to reduce the workforce in overlapping corporate support functions. As a result of the program, approximately 10% of MichCon’s workforce, or 273 employees retired in July 2001 resulting in a restructuring charge that decreased earnings by $1.4 million pre-tax ($.9 million net of taxes) and $80.7 million pre-tax ($52.4 million net of taxes) for the three- and nine-month period ended September 30, 2001. Benefit payments in the amount of $2.1 million have been made as of September 30, 2001. Benefit payments are primarily distributed from assets of the retirement plan and a trust fund.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – GAS IN INVENTORY

Inventory gas is priced using the last-in, first-out (LIFO) method. During the second quarter of 2001, MichCon revised the expected permanent decrement recorded in the first quarter of 2001 from 25 billion cubic feet (Bcf) to 17.5 Bcf due to warmer than normal weather. The 17.5 Bcf of prior years’ LIFO layers that are not expected to be replaced prior to December 31, 2001 were liquidated at an average cost of $.38 per thousand cubic feet (Mcf). MichCon estimated its 2001 average gas purchase rate to be $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased cost of gas for the nine-month period ended September 30, 2001 by $57.1 million and increased earnings by $37.1 million, net of taxes.

NOTE 5 – REGULATORY MATTERS

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

In addition, the Plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity from utility operations exceed predetermined thresholds. MichCon filed its income sharing report with the MPSC in March 2001, using the MPSC approved formula, indicating that no income sharing was required for 2000.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC.

MichCon will return to a GCR mechanism in January 2002 when the current Regulatory Reform Plan expires. Under the GCR mechanism, MichCon’s gas sales rates will be based on market prices and set through the GCR process. In August 2001, MichCon filed an application with the MPSC that proposes a maximum GCR factor of $4.54 per Mcf.

c.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. In July 2001, the MPSC issued an order authorizing a rate of $.051 per Mcf, effective May 2001, and denied the request for additional retroactive refunds. In August 2001, MichCon refunded $.7 million in settlement of this matter.

NOTE 6 – LOSS ON INVESTMENT IN HARBORTOWN

In May 2001, MichCon recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). An additional loss of $2.6 million pre-tax ($1.7 million net of taxes) was recorded in September 2001. The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. The sale of Harbortown is no longer expected to take place within one year and is therefore not classified as held for sale.

NOTE 7 – CHANGE IN ACCOUNTING FOR DERIVATIVES

Effective January 1, 2001, MichCon adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MichCon identified its interest rate swaps, firm-priced supply contracts, and options embedded in certain debt instruments as derivatives. The cumulative effect of adopting SFAS No. 133 was not material.

In order to manage interest costs, MichCon has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. While the swaps are effective in managing MichCon’s interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value and shown within “Other Deferred Charges or Credits” in the Consolidated Statement of Financial Position. Unrealized gains or losses resulting from marking to market these swaps are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. Furthermore, SFAS No. 133 required adjusting the carrying value of the related debt that substantially offset the transition adjustment from marking to market the interest rate swaps. The adjustment to debt will be accreted to interest expense over the life of the related swaps.

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No. 133. Accordingly, MichCon does not account for such contracts as derivatives. Additionally, MichCon has debt outstanding with embedded options that will not be accounted for as derivatives as a result of a “grandfather” provision in SFAS No. 133.

NOTE 8 – LONG-TERM DEBT

In August 2001, MichCon issued $200 million of 6.125% senior secured notes, due 2008. Interest is payable on a semi-annual basis, beginning March 2002. In August 2001, MichCon paid the entire outstanding balance of a $40 million mortgage bond that was due in May 2021.

NOTE 9 – CONTINGENCIES

MichCon is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on MichCon’s financial statements in the period they are resolved.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of September 30, 2001, the related condensed consolidated statements of operations and retained earnings for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2001

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(i)  Exhibits filed herewith.

Exhibit
Number	Description

4-2	Third Supplemental Indenture, dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008.

4-3	Mortgage Supplemental Indenture, dated as of August 15, 2001, establishing the 6 1/8% collateral bonds due 2008.

15-2	Awareness Letter of Deloitte & Touche LLP regarding their report dated November 13, 2001.

99-1	$300 million Credit Agreement dated as of November 7, 2001.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Date:  November 13, 2001

Exhibit Index

Michigan Consolidated Gas Company File No. 1-7310
Quarterly Report on Form 10-Q for Quarter Ended
September 30, 2001

Exhibit
Number	Description

4-2	Third Supplemental Indenture, dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008.

4-3	Mortgage Supplemental Indenture, dated as of August 15, 2001, establishing the 6 1/8% collateral bonds due 2008.

15-2	Awareness Letter of Deloitte & Touche LLP regarding their report dated November 13, 2001.

99-1	$300 Million Credit Agreement dated as of November 7, 2001.