Form 10-K405
period 2001-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2002-03-29
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-7310

Michigan Consolidated Gas Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

MICHIGAN CONSOLIDATED GAS COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0478040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

313-965-2430
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

6.85% Senior Secured Insured Quarterly Notes	New York Stock Exchange
6 1/8% Senior Notes	New York Stock Exchange

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

All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Enterprises Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

MICHIGAN CONSOLIDATED GAS COMPANY

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy)

FERC	Federal Energy Regulatory Commission; a federal agency that determines the rates and regulations of interstate pipelines.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism that was reinstated by MichCon in January 2002 that permits MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

DTE Energy	DTE Energy Company and its subsidiaries.

MCN Energy	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MichCon Pipeline	MichCon Pipeline Co., a wholly owned subsidiary of MichCon that engages in pipeline projects through its subsidiaries.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

/d	Added to various units of measure to denote units per day.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: the effects of weather; the effects of competition, including the gas Customer Choice program; the capital intensive nature of MichCon’s business; the economic climate and growth in the geographic areas in which MichCon does business; the uncertainty of gas reserve estimates; the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; access to capital and equity markets; the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and the timing of the accretive effects of DTE Energy Company’s (DTE Energy) merger with MCN Energy Group Inc. (MCN Energy).

PART I

Item 1. Business

GENERAL

Michigan Consolidated Gas Company (MichCon or the Company) is a Michigan corporation organized in 1898 and with its predecessors, has been in business for more than 150 years. MichCon, an indirect, wholly owned subsidiary of DTE Enterprises Inc. (Enterprises), an exempt holding company under the Public Utility Holding Company Act of 1935, successor to MCN Energy, is a natural gas utility primarily engaged in the purchase, distribution, storage and transmission of natural gas in the state of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan. MichCon’s non-regulated operations are not significant.

MichCon serves approximately 1.2 million residential, commercial and industrial customers in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Marquette and Muskegon metropolitan areas and in various other communities throughout Michigan. MichCon had approximately $2.4 billion in assets at December 31, 2001 and revenues of approximately $1.2 billion in 2001.

On May 31, 2001, DTE Energy completed the acquisition of MCN Energy. At that time, MCN Energy merged with Enterprises, with Enterprises being the surviving corporation (Note 2).

A discussion of the services provided by MichCon, and the amount and percentage of revenue contributed from such services follows:

Revenue by Service
(in Thousands)

	2001		2000		1999

Gas Sales	$1,005,989	82.6%	$909,270	79.5%	$907,471	79.9%
End User Transportation	101,788	8.4	117,116	10.2	103,556	9.1
Intermediate Transportation	45,659	3.7	52,577	4.6	57,783	5.1
Other	64,176	5.3	65,379	5.7	66,929	5.9

	$1,217,612	100.0%	$1,144,342	100.0%	$1,135,739	100.0%

•	Gas Sales—Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation—A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in MichCon’s Customer Choice program that began in April 1999. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize MichCon’s pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation—A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize MichCon’s gathering and high pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other—Includes revenues from providing appliance maintenance, facility development, meter reading, and other energy-related services.

MichCon expects to achieve modest revenue growth through initiatives to expand its gas markets, its residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on its expertise, capabilities and efficient systems.

MichCon’s operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a significant impact.

Effects of Weather: MichCon’s gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of the business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and MichCon typically incurs substantially reduced revenues and earnings in the second quarter and losses in the third quarter.

Gas Supply: MichCon obtains its natural gas supply from various sources in different geographic areas (the Gulf Coast, the Midcontinent, Canada and Michigan) under agreements that vary in both pricing and terms. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for approximately 155 billion cubic feet (Bcf) or approximately 75% — 80% of its expected 2002 supply requirements. The balance of the gas supply requirements will be met primarily by purchasing gas at market prices. Because of MichCon’s geographic diversity of supply and its 124 Bcf of storage capacity, it anticipates it will be able to meet its supply requirements. Gas costs for 2002 are expected to be recovered through the gas cost recovery (GCR) mechanism.

Following is a listing of MichCon’s sources of gas supply:

	2001	2000	1999

Gas Supply (Bcf)
Long Term
Michigan suppliers	76.5	73.5	99.4
Interstate suppliers	77.6	56.1	63.9
Canadian suppliers	28.2	28.0	29.9
Spot Market	1.7	1.2	1.2
Exchange Gas Receipts (Deliveries)	(0.6)	(1.0)	(7.5)
Gas From (To) Storage	19.6	24.5	(7.6)

	203.0	182.3	179.3

MichCon has long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Viking Gas Transmission Company (Viking) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). ANR was obligated to transport for MichCon up to 375 million cubic feet per day (MMcf/d) of supply through October 1999. Effective in November 1999, MichCon permanently released capacity with ANR thereby reducing contracted capacity to 285 MMcf/d and resulting in roughly $13 million in annual cost savings. The ANR capacity delivers 117.5 MMcf/d of supply sourced from the Gulf Coast, 117.5 MMcf/d sourced from the Midcontinent and 50 MMcf/d from Canada. Viking transports 50 MMcf/d of Canadian supply to the ANR system for delivery to MichCon, and Panhandle transports 2 MMcf/d of Gulf Coast supply from the ANR system for delivery to MichCon. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes.

MichCon has supply contracts with independent Michigan producers, which expire on various dates through 2007. Many of these contracts tie prices to spot market indices coupled with transportation rates.

At December 31, 2001, MichCon owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service. MichCon uses its storage capacity to supplement its supply during the winter months, replacing the gas in April through October when demand and prices are generally at their lowest levels. The use of storage capacity also allows MichCon to lower its peak-day entitlements, thereby reducing interstate pipeline charges. MichCon’s gas distribution system has a planned maximum daily send-out capacity of 3.0 Bcf, with approximately 56% of the volume coming from underground storage for 2002.

REGULATION

MichCon is subject to the regulatory jurisdiction of the Michigan Public Service Commission (MPSC), which issues orders pertaining to rates, recovery of certain costs, including the cost of regulatory assets, conditions of service, accounting and operating related matters. MichCon is subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

Regulatory Reform Plan: The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In December 2001, the MPSC issued an order that continues the gas Customer Choice program on a permanent and expanding basis beginning with the conclusion of the three-year temporary program on March 31, 2002. Under the expanded program, beginning April 1, 2002, up to approximately 40% of customers could elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to approximately 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins. As of December 2001, approximately 30,000 customers were participating in the temporary gas Customer Choice program.

Under the MPSC order, MichCon returned to a GCR mechanism upon termination of its three-year experimental Gas Sales Program in December 2001. MichCon’s gas sales rates will now include a gas commodity component designed to recover its actual gas costs. Under the Gas Sales Program, MichCon’s sales rates included a gas commodity component that was fixed at $2.95 per thousand cubic feet (Mcf). Under this program, MichCon had commodity price risk associated with its ability to secure gas supplies at prices less than $2.95 per Mcf.

For further information concerning the gas Customer Choice and Gas Sales Programs, see “Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4 — Regulatory Matters.”

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

The state of Michigan provides assistance in the form of Michigan Home Heating Credits that are funded almost exclusively by the Federal Low-Income Home Energy Assistance Program (LIHEAP). Congress approved funding for fiscal 2001 and 2000 at $1.8 billion and $1.1 billion, respectively. During the year 2000, an additional $600 million was appropriated in an emergency fund for fiscal 2000. MichCon received $21.3 million of funds in 2001 compared to $15.1 million in 2000. Home Heating Credits assisted 75,800 MichCon customers in 2001 compared to 75,600 in 2000. For fiscal 2002, Congress increased the LIHEAP funding level to $1.7 billion and provided an additional $300 million in emergency funds. Additionally, $300 million in unused contingency funds appropriated for fiscal year 2001 carry over to fiscal year 2002, bringing the total contingency available to $600 million. According to the allocation formula used to distribute funds, the state of Michigan would receive approximately $92.1 million of the base $1.7 billion appropriated. Unlike some prior years, advance funding for the 2003 fiscal year, which begins October 1, 2002, was not included in the 2002 appropriations bill. Additionally, the Bush Administration’s 2003 budget proposes reducing the amount earmarked for LIHEAP to a total of $1.7 billion, $1.4 billion in base funding and a $300 million contingency.

A discussion of regulatory matters is included in “Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4 — Regulatory Matters”.

ENVIRONMENTAL MATTERS

A discussion of environmental matters is included in “Item 8. Financial Statements and Supplementary Data, Note 11 — Commitments and Contingencies” under the heading “Environmental Matters.”

COMPETITION

MichCon generates approximately 95% of its revenues from providing gas sales, and end user and intermediate transportation services. MichCon continues to take steps to become the preferred provider of natural gas and high-value energy services within Michigan in order to achieve competitive financial results. To accomplish this, MichCon continues to position itself to respond to changes in regulation and increased competition by reducing its cost of operations, maintaining a safe and reliable system for customers, and focusing on meeting the needs of the marketplace.

Gas Sales: Competition in the gas sales market comes primarily from other natural gas providers, and alternative fuels such as electricity, propane and, to a lesser degree, oil and wood.

Other natural gas provider — As previously discussed, MichCon is operating under the gas Customer Choice program that allows customers to purchase natural gas from suppliers other than MichCon. As a result of MichCon returning to a GCR mechanism in January 2002, MichCon does not profit nor does it have risk associated with selling gas. MichCon continues to transport and deliver gas to customers who choose to purchase gas from other suppliers thereby retaining favorable margins.

Alternative fuels — Natural gas continues to be the preferred space and water-heating fuel for Michigan residences and businesses. Nearly every residential and commercial developer in MichCon’s service territories selects natural gas in new construction because of the convenience, cleanliness and relative price advantage compared to propane, fuel oil and other alternative fuels.

End User Transportation: The primary focus of competition in this market is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for MichCon’s end user transportation service. In addition, some of these customers could bypass MichCon’s pipeline system and have their gas delivered directly from an interstate pipeline. However, price differentials must be sufficient to offset the costs, risks and loss of service flexibility associated with fuel switching or bypass. Since 1988, only one MichCon industrial customer has bypassed its distribution system. MichCon competes against alternative fuel sources by providing competitive pricing and reliable service, supported by its extensive storage capacity.

Intermediate Transportation: MichCon’s extensive transmission pipeline system has enabled it to develop a 500 to 600 Bcf annual market for transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. MichCon operates in a pivotal geographic location with links to major interstate pipelines that reach markets elsewhere in the Midwest, the eastern United States and eastern Canada. Michigan gas production has also increased significantly over the past several years, resulting in a growing demand by gas producers and brokers for intermediate transportation services.

EMPLOYEES

As of December 31, 2001, MichCon had 2,302 employees.

Item 2. Properties

MichCon owns distribution, transmission, production and storage properties and facilities that are all located in the state of Michigan.

At December 31, 2001, MichCon’s distribution system included 17,570 miles of distribution mains, 1,124,258 service lines and 1,220,623 active meters. MichCon owns 2,590 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon owns properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf.

Substantially all of MichCon’s property is subject to the lien of MichCon’s Indenture of Mortgage and Deed of Trust under which MichCon’s First Mortgage Bonds are issued. Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. MichCon’s capital investments for 2001 totaled $111 million, which compares with $118 million in 2000 and $136 million in 1999.

MichCon’s subsidiaries own a 67-mile gathering pipeline that transports natural gas and natural gas liquids from reserves in east-central Michigan to natural gas processing plants in northern Michigan and 134 miles of gathering lines and a 2,400 horsepower compressor station located in northern Michigan. Other MichCon subsidiaries have a 46% interest in a partnership that owns lateral lines related to the 67-mile gathering pipeline and an 83% interest in an additional 32-miles of gathering pipelines in northern Michigan. MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement (Note 9).

Item 3. Legal Proceedings

The Company is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on the Company’s financial statements in the period they are resolved.

Environmental

A predecessor of the Company, Detroit City Gas Company, operated a manufactured gas plant (MGP) from 1913 to 1945 in Detroit, Michigan (Site). The U.S. Environmental Protection Agency (EPA) has alleged that the past MGP operations impacted the soil at the Site. In July 1998, the Company entered into an Administrative Order by Consent to conduct an analysis for the Site and is currently negotiating with the EPA over the scope of the Site’s remediation. The analysis evaluated feasible remedial alternatives and was approved by the EPA on May 2, 2001. MichCon’s recommended remedial action was selected by the EPA and is estimated to costs between $860,000 and $1,250,000. MichCon has been implementing the selected remedy and to date has three remaining activities, which include backfill and compaction, restoration and demobilization.

The Company has asserted that it is not responsible for remediating certain contaminants at the Site since those contaminants were not the result of the former MGP operations. Such contamination was likely caused by subsequent uses of the property unrelated to the Company. A neighboring property owner, Gutter Suppliers, Inc., alleged that the Site has impacted groundwater that has migrated to the Gutter Suppliers, Inc. property. The EPA issued a letter on January 11, 2001 indicating that it did not believe that the Site was impacting the Gutter Suppliers, Inc. property. Since remediation is not complete, and issues with Gutter Suppliers, Inc. may not be resolved, it is not possible to ascertain the ultimate cleanup costs for the Site at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are indirectly owned by DTE Energy, and constitute 100% of the voting securities of MichCon. Therefore, no market exists for MichCon’s common stock.

MichCon paid cash dividends of $75 million in 2001, $100 million in 2000 and $17.5 million in 1999 on its common stock.

Item 6. Selected Financial Data

Omitted per general instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7. Management’s Narrative Analysis of Results of Operations

The Results of Operations discussion for MichCon is presented in accordance with General Instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Certain losses reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy Company (DTE Energy) as a result of purchase accounting adjustments.

MichCon had losses of $41.1 million in 2001, compared to earnings of $109.5 million in 2000. As subsequently discussed, the comparison was impacted by costs associated with the merger between MichCon’s previous parent company, MCN Energy Group Inc. (MCN Energy), and DTE Energy (Note 2). Excluding merger and restructuring costs, 2001 earnings were $26.1 million, a decline of $86.1 million from 2000 results reflecting lower gross margins and higher operating costs. The lower gross margins were due to losses in 2001 from the Gas Sales Program and the impact of unfavorable weather.

MichCon’s earnings in 2000 were $3.2 million higher than earnings in 1999 of $106.3 million. Merger costs also impacted the comparison. Excluding merger costs, 2000 earnings declined $10.7 million from 1999 results reflecting lower gross margins from the Gas Sales Program and higher operating costs, partially offset by the impact of more favorable weather.

Increase (Decrease) in Income Compared to Prior Year

	2001	2000

(in Millions)
Operating revenues	$73.3	$8.6
Cost of gas	(156.2)	(22.6)
Gross margin	(82.9)	(14.0)
Operation and maintenance	(44.5)	13.0
Depreciation and depletion	(9.1)	(4.8)
Taxes other than income	5.0	(16.0)
Merger and restructuring charges	(99.4)	21.4
Other income and deductions	(1.0)	2.1
Income tax provision	81.2	1.5

Net income	(150.7)	3.2

Operating revenues increased $73.3 million in 2001 and increased $8.6 million in 2000. As subsequently discussed, operating revenues reflect the operations of MichCon’s Gas Sales Program and the impact of weather, which was 6.6% warmer in 2001 and 3.5% colder in 2000. MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 4) which ended in December 2001. Under the Gas Sales Program, MichCon’s gas sales rates included a gas commodity component that was fixed at $2.95 per thousand cubic feet (Mcf).

	2001	2000	1999

(in Millions)
Operating Revenues
Gas Sales	$1,006.0	$909.3	$907.5
End User Transportation	101.8	117.1	103.5

	1,107.8	1,026.4	1,011.0
Intermediate Transportation	45.7	52.6	57.8
Other	64.1	65.3	66.9

	$1,217.6	$1,144.3	$1,135.7

Gas Markets (Bcf)
Gas Sales	199.8	178.9	178.2
End User Transportation	149.2	163.5	151.7

	349.0	342.4	329.9
Intermediate Transportation	565.1	598.9	531.9

	914.1	941.3	861.8

Effect of Weather on Gas Markets and Earnings

	2001	2000	1999

Percentage Warmer Than Normal	(12.1)%	(5.5)%	(9.0)%
Decrease From Normal in:
Gas markets (in Bcf)	(26.4)	(12.4)	(18.7)
Net income (in Millions)	$(23.3)	$(11.7)	$(18.6)

Gas sales and end user transportation revenues in total increased $81.4 million in 2001 and $15.4 million in 2000. Revenues primarily reflect higher gas sales that increased 20.9 billion cubic feet (Bcf) in 2001 and .7 Bcf in 2000 due to more customers choosing to purchase their gas from MichCon rather than other gas suppliers. There were approximately 30,000 customers participating in the gas Customer Choice program in 2001, compared to approximately 55,000 customers in 2000 and 70,000 customers in 1999. Higher gas sales in 2001 were impacted by sales to off system customers allowed under the Gas Sales Program. The impact of weather also affected sales revenues and volumes.

Revenues were also affected by end user transportation deliveries, which decreased 14.3 Bcf in 2001 and increased 11.8 Bcf in 2000. The decrease in 2001 reflects volumes associated with the fewer gas Customer Choice program participants. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues from these customers due to the gas commodity component included in gas sales rates. The 2000 increase in end user transportation deliveries reflects the impact of weather, partially offset by fewer gas Customer Choice program participants.

Intermediate transportation revenues decreased $6.9 million in 2001 and $5.2 million in 2000, whereas intermediate transportation deliveries decreased 33.8 Bcf in 2001 and increased 67.0 Bcf in 2000. A significant portion of the volumes are associated with customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $1.2 million in 2001 and $1.6 million in 2000. The 2001 decrease was primarily attributable to lower other gas-related services, partially offset by higher revenues from storage and facility development services and higher late payment fees. The decline in 2000 was primarily attributable to lower revenues from storage and facility development services and appliance maintenance services mitigated by an increase in late payment fees and other gas-related services.

Cost of gas is affected by variations in sales volumes and the cost of purchased gas as well as related transportation costs. Cost of gas sold increased $156.2 million in 2001 and $22.6 million in 2000, due in part to higher sales volumes. MichCon recorded the benefits of an inventory liquidation of 19.6 Bcf in 2001 (Note 1) that was priced at $0.38 per Mcf. In 2001, MichCon’s average gas purchase rate was $3.23 per Mcf higher than the average LIFO liquidation rate. The effect of the inventory liquidation lowered cost of gas for 2001 by $63.2 million. Cost of gas was also affected by the number of customers who have chosen to purchase gas from MichCon rather than other suppliers under the gas Customer Choice program. As previously discussed, MichCon retains margins from these customers by continuing to transport and deliver the gas to the customers’ premises.

Operation and maintenance expenses increased $44.5 million in 2001 and decreased $13.0 million in 2000. The 2001 increase is due to allocated expenses from DTE Energy, higher employee medical costs and accruals for injuries and damages. The decrease in 2000 is due primarily to lower employee benefit costs, primarily pension costs. The comparability of both periods is impacted by a benefit recorded in 2000 for insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. The settlement has allowed MichCon to recover previously incurred costs and resolved the carriers’ liabilities for future costs of environmental investigation and remediation. The decrease in 2000 also reflects lower advertising costs, partially offset by higher uncollectible gas accounts expense.

MichCon’s uncollectible gas accounts expense increased $2.2 million in 2001 and $2.6 million in 2000. Both periods were affected by the impact of weather on accounts receivable balances, a more aggressive collection program, as well as the continuation of home heating assistance funding obtained by low-income customers.

Depreciation and depletion increased $9.1 million in 2001 and $4.8 million in 2000. The increases reflect higher plant balances resulting from capital expenditures of $111.2 million in 2001 and $117.6 million in 2000. The 2001 increase was also impacted by an adjustment of $8.0 million recorded in settlement in an MPSC proceeding that required a MichCon subsidiary to record additional depreciation expense.

Taxes other than income decreased $5.0 million in 2001 and increased $16.0 million in 2000. The improvement in 2001 is attributed to lower Single Business Taxes. Partially offsetting the 2001 decline and resulting in the 2000 increase were property taxes associated with higher property balances. The comparisons also reflect an adjustment in property tax expense resulting from a change in method of calculating the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age.

Merger and restructuring charges increased $99.4 million in 2001 and decreased $21.4 million in 2000. The costs represent legal, consulting, accounting, employee benefit and other expenses associated with the merger between MCN Energy and DTE Energy (Notes 2 and 3). In 2001, MichCon recorded a restructuring charge in connection with the merger which reflects the costs associated with 273 employees electing to retire early and other employees leaving voluntarily under programs designed to reduce the workforce in overlapping corporate support functions.

Other income and deductions increased $1.0 million in 2001 and decreased $2.1 million in 2000. The 2001 results were impacted by higher investment income and by lower interest expense, offset by an impairment loss on the Harbortown joint venture (Note 14). The 2001 increase in interest income of $6.4 million results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000 (Note 9). The decrease in interest expense is the result of lower market rates. The loss on the Harbortown joint venture totaled $9.3 million in 2001 which is attributable to write-downs associated with the expected sale of MichCon’s 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront.

Income taxes decreased $81.2 million in 2001 and $1.5 million in 2000 (Note 5). Income tax comparisons were affected by variations in pre-tax earnings, tax credits and tax adjustments recorded upon filing MichCon’s tax returns. Additionally, 2000 was impacted by higher non-taxable investment income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Prior to the reinstatement of the GCR mechanism in January 2002, MichCon’s primary market risk arose from fluctuations in natural gas prices. MichCon managed such natural gas price risk by entering into fixed-price contracts for a large portion of its expected supply requirements. If MichCon did not enter into these fixed-price supply contracts, its exposure to such risk would have been substantially higher. See “Item 8. Financial Statements and Supplementary Data, Note 10 — Financial and Other Derivative Instruments.”

MichCon currently has market risk from fluctuations in interest rates. MichCon manages interest rate risk through the use of various derivative instruments and limits the use of such instruments to hedging activities. If MichCon did not use derivative instruments, its exposure to such risk would be higher. A further discussion of MichCon’s risk management activities is included in Note 10 to the Consolidated Financial Statements. MichCon is subject to interest rate risk in connection with the issuance of variable-and fixed-rate debt. In order to manage interest costs, MichCon uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without exchange of the underlying principal amounts. MichCon’s exposure to interest rate risk arises primarily from changes in U.S. Treasury rates and London Inter-Bank Offered Rates (LIBOR).

A sensitivity analysis model was used to calculate the fair values or cash flows of MichCon’s debt and interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 2001. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

     The results of the sensitivity model calculations follow:

	2001		2000

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%	Favorable
	Increase in	Decrease in	Increase in	Decrease in	(Unfavorable)
Market Risk (in Millions)	Prices/Rates	Prices/Rates	Prices/Rates	Prices/Rates	Change In

Interest Rate Sensitive
Debt: Fixed rate	$(23.6)	$26.2	$12.6	$(12.6)	Fair Value
Variable rate	$—	$—	$(.1)	$.1	Cash Flow
Swaps: Pay variable/receive fixed	$(0.5)	$0.5	$(2.0)	$2.0	Fair Value

Item 8. Financial Statements and Supplementary Data

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

	2001	2000	1999

(in Thousands)
Operating Revenues
Gas Sales	$1,005,989	$909,270	$907,471
Transportation and storage services	153,393	172,248	165,245
Other	58,230	62,824	63,023

Total Operating Revenues	1,217,612	1,144,342	1,135,739

Operating Expenses
Cost of gas	662,699	506,522	483,925
Operation and maintenance	297,639	253,117	266,104
Depreciation and depletion	112,794	103,650	98,879
Taxes other than income	56,250	61,260	45,230
Merger and restructuring charges	103,447	4,058	25,429

Total operating expenses	1,232,829	928,607	919,567

Operating Income (Loss)	(15,217)	215,735	216,172

Other Income and (Deductions)
Interest income	9,694	3,247	2,604
Interest on long-term debt	(46,293)	(48,320)	(47,265)
Other interest expense	(10,600)	(11,501)	(8,626)
Loss on investment in joint venture	(9,342)	—	—
Equity in earnings of joint ventures	2,593	3,453	1,976
Other	1,841	1,873	(2,036)

Total other income and (deductions)	(52,107)	(51,248)	(53,347)

Income (Loss) Before Income Taxes	(67,324)	164,487	162,825
Income Tax Provision (Benefit)	(26,200)	54,953	56,489

Net Income (Loss)	$(41,124)	$109,534	$106,336

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2001	2000

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,929	$12,673
Accounts receivable
Customer (less allowance for doubtful accounts of $21,428 and $18,912, respectively)	243,118	157,793
Accrued unbilled revenues	110,300	135,465
Property taxes assessed applicable to future periods	52,289	54,767
Other	35,584	49,054

	445,220	409,752

Property, Plant and Equipment	3,065,415	2,980,627
Less accumulated depreciation and depletion	1,626,015	1,538,311

	1,439,400	1,442,316

Other Assets
Investment in and advances to joint ventures	8,835	20,068
Long-term investments	68,526	70,643
Investment in capital lease	83,740	76,395
Deferred environmental costs	26,920	26,372
Prepaid benefit costs and due from affiliate	229,530	214,068
Other	61,330	52,324

	478,881	459,870

	$2,363,501	$2,311,938

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$137,104	$98,357
Short-term borrowings	256,862	278,762
Federal income, property and other taxes payable	52,461	67,636
Other	95,124	101,714

	541,551	546,469

Long-term debt, including capital lease obligations	778,577	641,369

Other Liabilities
Deferred income taxes	123,246	141,552
Unamortized investment tax credits	24,129	25,867
Regulatory liabilities	144,172	138,161
Accrued postretirement benefit costs	70,805	27,464
Accrued environmental costs	20,743	25,608
Minority interest	644	635
Other	39,450	27,916

	423,189	387,203

Commitments and Contingencies (Notes 1, 4, 9, 10 and 11)
Shareholder’s Equity
Common stock $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	231,728	231,949
Retained earnings	378,156	494,648

	620,184	736,897

	$2,363,501	$2,311,938

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2001	2000	1999

(in Thousands)
Operating Activities
Net income	$(41,124)	$109,534	$106,336
Adjustments to reconcile net income to net cash from operating activities
Depreciation and depletion:
Per statement of income	112,794	103,650	98,879
Charged to other accounts	9,847	9,779	8,892
Deferred income taxes — current	(5,830)	(4,837)	1,416
Deferred income taxes and investment tax credit, net	(14,033)	36,215	20,894
Other	(1,283)	(4,985)	(823)
Changes in assets and liabilities:
Accounts receivable, net	(85,793)	(15,671)	(6,055)
Accrued unbilled revenues	25,165	(36,599)	(12,099)
Accrued/deferred gas cost recovery revenues, net	—	(241)	(14,980)
Gas in inventory	7,409	60,564	(17,181)
Property taxes assessed applicable to future periods	2,478	5,822	10,576
Prepaid benefit costs and due from affiliate, net	(15,462)	(57,777)	(42,411)
Accounts payable	39,129	4,808	(5,342)
Federal income, property and other taxes payable	(15,175)	(3,779)	10,356
Exchange gas payable	—	(1,366)	(21,739)
Other current assets and liabilities, net	482	(2,153)	(1,701)
Other deferred assets and liabilities, net	40,456	24,425	(14,429)

Net cash from operating activities	59,060	227,389	120,589

Investing Activities
Capital expenditures	(111,221)	(117,645)	(135,933)
Other	7,241	(5,013)	(8,108)

Net cash used for investing activities	(103,980)	(122,658)	(144,041)

Financing Activities
Issuance of long-term debt	198,382	—	106,535
Short-term borrowings, net	(21,821)	40,977	16,616
Retirement of long-term debt	(65,385)	(42,740)	(79,097)
Dividends paid	(75,000)	(100,000)	(17,500)

Net cash from (used for) financing activities	36,176	(101,763)	26,554

Net Increase (Decrease) in Cash and Cash Equivalents	(8,744)	2,968	3,102
Cash and Cash Equivalents at Beginning of Period	12,673	9,705	6,603

Cash and Cash Equivalents at End of Period	$3,929	$12,673	$9,705

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$58,249	$59,466	$58,467
Income taxes paid	$(3,142)	$22,959	$25,340

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	Year Ended December 31

	2001	2000	1999

(in Thousands)
Balance — beginning of period	$494,648	$494,803	$406,144
Net income (loss)	(41,124)	109,534	106,336
Common stock dividends declared	(75,368)	(109,689)	(17,677)

Balance — end of period	$378,156	$494,648	$494,803

See Notes to Consolidated Financial Statements

Michigan Consolidated Gas Company
Notes to Consolidated Financial Statements

NOTE 1— SIGNIFICANT ACCOUNTING POLICIES

Company Description

Michigan Consolidated Gas Company (MichCon or the Company) is a public utility engaged in the distribution and transmission of natural gas in the state of Michigan. The Company is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by the Company are gas sales, end user transportation and intermediate transportation. The Company serves more than 1.2 million residential, commercial and industrial customers throughout Michigan. Its principal markets are located in the Detroit, Grand Rapids, Ann Arbor, Traverse City, Marquette, and Muskegon metropolitan areas and in various other communities throughout Michigan. The Company’s non-regulated operations are not significant. The Company is an indirect, wholly owned subsidiary of DTE Enterprises Inc. (Enterprises), an exempt holding company under the Public Utility Holding Company Act of 1935.

Principles of Consolidation

The Company consolidates all majority owned subsidiaries. The Company accounts for non-majority owned investments under the equity method when the Company is able to influence the financial operating policies of the investee.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The Company reclassified certain prior year balances to conform to the 2001 presentation.

Revenues and Cost of Gas

Revenues from the transportation and storage of natural gas are recognized as services are provided. The Company accrues revenues for gas services provided but unbilled at month-end. Through December 2001, MichCon’s rates included a component for cost of gas sold that was fixed at $2.95 per thousand cubic feet (Mcf). Effective January 2002, MichCon implemented a gas cost recovery (GCR) mechanism that will allow it to recover the prudent and reasonable cost of gas sold through annual proceedings before the MPSC.

Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Materials and supplies are valued at average cost.

Gas inventory is determined using the last-in, first-out (LIFO) method. At December 31, 2001, the replacement cost of gas remaining in storage exceeded the $6,177,000 LIFO cost by $90,929,000. During 2001, MichCon liquidated 19.6 Bcf of prior years’ LIFO layers at and average cost of $0.38 per thousand cubic feet. MichCon’s average purchase rate in 2001 was $3.23 per Mcf higher than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2001 cost of gas by $63,172,000 and increased earnings by $41,062,000, net of taxes.

Property, Retirement and Maintenance, and Depreciation and Depletion

Property is stated at cost and includes construction-related labor and materials. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of properties retired plus removal costs, less salvage are charged to accumulated depreciation.

MichCon bases depreciation provisions on straight-line rates and units of production rates approved by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. The composite depreciation rate for MichCon was 3.9% in 2001, 3.6% in 2000 and 3.5% in 1999.

Allowance for Funds Used during Construction

MichCon capitalizes an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $1,202,000, $1,722,000 and $2,521,000 in 2001, 2000 and 1999, respectively.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows expected to be generated by the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Costs

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis beginning with a project’s completion.

Deferred Debt Costs

The costs related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.

Recently Issued Accounting Pronouncements

Derivatives - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities measured at fair value on the statement of financial position. SFAS No. 133 provides an exception for certain contracts that qualify as “normal purchases and sales.” To qualify for this exception, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

See Note 10 — Financial and Other Derivative Instruments herein for additional information.

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets - In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, with no impact on the consolidated financial statements.

NOTE 2 — MCN ENERGY ACQUISITION

On May 31, 2001, DTE Energy Company (DTE Energy) completed the acquisition of MCN Energy Group Inc. (MCN Energy), the parent company of MichCon, by acquiring all of its outstanding shares of common stock for a combination of cash and shares of DTE Energy common stock. MCN Energy was merged with and into Enterprises, the surviving corporation in the merger and a wholly owned subsidiary of DTE Energy. The acquisition by DTE Energy was accounted for using the purchase method. MichCon’s assets and liabilities included in the accompanying consolidated financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy as a result of purchase accounting adjustments.

NOTE 3 — MERGER AND RESTRUCTURING CHARGES

MichCon incurred merger-related charges and restructuring charges associated with the acquisition of MCN Energy. The merger-related charges of $22,486,000 ($14,616,000 after tax) in 2001, $4,058,000 ($2,638,000 after tax) in 2000 and $25,429,000 ($16,530,000 after tax) in 1999, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $80,961,000 ($52,625,000 after tax) in 2001, were primarily associated with a workforce reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 273 employees, primarily in overlapping corporate support functions. The merger and restructuring charges had the effect of decreasing earnings by $103,447,000 ($67,240,000 after tax) in 2001, $4,058,000 ($2,638,000 after tax) in 2000 and $25,429,000 ($16,530,000 after tax) in 1999. Approximately

$24,986,000 of the merger and restructuring charges have been paid as of December 31, 2001, including approximately $2,500,000 of benefits, and it is anticipated that the remaining benefits of $78,461,000 have been or will be paid from retirement plans.

NOTE 4 — REGULATORY MATTERS

Regulation

MichCon is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters.

MichCon operations meet the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Management believes that currently available facts support the continued application of SFAS No. 71. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through rates or refund. If MichCon were to have discontinued the application of SFAS No. 71 at December 31, 2001, it would have had an extraordinary non-cash increase to income of approximately $60 million.

Regulatory Assets and Liabilities

MichCon recorded the following regulatory assets and liabilities as of December 31:

	2001	2000

(in Thousands)
Regulatory Assets:
Deferred environmental costs	$26,920	$26,372
Unamortized loss on retirement of debt	16,436	14,655
Gas Cost Recovery	14,401	414
Other	—	60

	$57,757	$41,501

Regulatory Liabilities:
Tax benefits amortizable to customers	$144,172	$138,161
Other	—	97

	$144,172	$138,258

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

Gas Industry Restructuring

Regulatory Reform Plan — Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included a comprehensive experimental three-year gas Customer Choice program, a Gas Sales Program and an income sharing mechanism. The gas Customer Choice program allowed a limited number of customers to purchase gas from suppliers other than MichCon. The Gas Sales Program suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The income sharing mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, the Company believes that no income sharing is required in 2001.

Regulatory Changes - MichCon returned to the GCR mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates will be based on market prices and set through the GCR process. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors of up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program which would replace the experimental program that expires in March 2002. Effective April 2002, up to approximately 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to approximately 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program.

Other Rate Matters

As of December 31, 2001, MichCon had transportation contracts with four interstate natural gas companies. One such company filed a rate case at FERC to increase its rates effective July 1, 2002. The proposed rate increase would result in an annual reservation cost increase for MichCon of $1.4 million. MichCon has intervened and filed a protest of the rate increase. The FERC is expected to issue an initial order in 2002. In a related matter, one of the transportation contracts is due to expire on March 31, 2002. MichCon is in the process of reviewing all supply options and will determine shortly renewal levels and associated costs.

NOTE 5 — INCOME TAXES

MichCon is part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for MichCon and its subsidiaries is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%
Investment tax credit	(2.6)	(1.2)	(1.2)
Depreciation	4.7	1.9	1.2
Other-net	1.8	(2.5)	(0.6)

Effective income tax rate	38.9%	33.2%	34.4%

Components of income tax expense (benefit) were as follows:

	2001	2000	1999

(in Thousands)
Current federal and other income tax expense (benefit)	$(6,297)	$23,575	$34,180
Deferred federal income tax expense (benefit)	(18,165)	33,289	24,316
Investment tax credit	(1,738)	(1,911)	(2,007)

Total	$(26,200)	$54,953	$56,489

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2001	2000

(in Thousands)
Property	$(52,324)	$(60,227)
Property taxes	(7,231)	(13,823)
Employee benefits	(43,963)	(59,012)
Other	(19,728)	(14,320)

	$(123,246)	$(147,382)

Deferred income tax liabilities	$(171,145)	$(171,549)
Deferred income tax assets	47,899	24,167

	$(123,246)	$(147,382)

NOTE 6 — PREFERRED AND PREFERENCE SECURITIES

At December 31, 2001, MichCon had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 7 — LONG-TERM DEBT

MichCon’s long-term debt outstanding at December 31 was:

	2001	2000

(in Thousands)
First Mortgage Bonds, interest payable semi-annually
8% series due 2002	$—	$17,314
6.72% series due 2003	4,150	4,150
6.8% series due 2003	15,850	15,850
7.15% series due 2006	40,000	40,000
7.21% series due 2007	30,000	30,000
7.06% series due 2012	40,000	40,000
8.25% series due 2014	80,000	80,000
7.6% series due 2017	14,645	14,747
7.5% series due 2020	28,513	28,663
9.5% series due 2021	—	40,000
6.75% series due 2023	14,802	15,301
7% series due 2025	40,000	40,000
Remarketable securities, interest payable semi-annually
6.2% series due 2038	75,000	75,000
6.45% series due 2038	75,000	75,000
Senior notes, interest payable semi-annually
6.125% series due 2008	200,000	—
Senior notes, interest payable quarterly
6.85% series due 2038	52,640	53,732
6.85% series due 2039	55,000	55,000
Other long-term debt	8,896	11,876
Net unamortized premium (discount)	1,998	2,476
Long-term capital lease obligations	2,083	2,260

Total	$778,577	$641,369

In 2001, MichCon issued $200,000,000 of 6.125% senior secured notes, due September 2008. These notes are “fall-away mortgage” debt and, as such, are secured debt as long as MichCon’s other first mortgage bonds are outstanding and become senior unsecured debt thereafter. The notes are redeemable at any time at the option of the Company using a redemption price of par or the present value of the remaining payments of principal and interest discounted to the redemption date on a semiannual basis at the adjusted treasury rate plus 25 basis points.

In 2001, MichCon redeemed $40,000,000 of 9.5% first mortgage bonds, which were due in 2021.

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

Non-utility subsidiaries of MichCon have amounts outstanding under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments are made, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. MichCon may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 2001 and 2000, $10,819,000 and $15,190,000 were outstanding at weighted average interest rates of 2.5% and 7.1%, respectively.

MichCon has variable interest rate swap agreements with notional principal amounts aggregating $80,000,000 in connection with its first mortgage bonds. Swap agreements of $40,000,000 through May 2002 have reduced the average cost of the related debt from 7.3% to 5.4% for the year ended December 31, 2001. Swap agreements of $40,000,000 through May 2005 have reduced the average cost of the related debt from 7.1% to 5.0% for the year ended December 31, 2001.

Substantially all of the property of MichCon is pledged as security for the payment of outstanding first mortgage bonds.

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 2001 are $21,130,000 in 2002, $98,588,000 in 2003, $3,366,000 in 2004, $2,458,000 in 2005 and $40,193,000 in 2006.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

During 2001, MichCon entered into a bank facility arrangement used to support commercial paper in the amount of $300,000,000. Commercial paper is usually issued in lieu of an equivalent amount of borrowings under these lines of credit. Commercial paper outstanding at December 31, 2001 and 2000 totaled $254,750,000 and $277,716,000 at weighted average interest rates of 2.1% and 7.2%, respectively.

NOTE 9 — CAPITAL AND OPERATING LEASES

Lessee - MichCon leases certain property (principally a warehouse, office building and parking structure) under capital lease arrangements expiring at various dates to 2006, with renewal options extending beyond that date. Portions of the office building and parking structure are subleased to various tenants. Long-term capital lease obligations are not significant.

Operating lease payments for the years ended December 31, 2001, 2000 and 1999 were $2,302,000, $2,233,000 and $2,073,000, respectively.

Lessor - MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31 follows:

2001

(in Thousands)
2002	$9,000
2003	9,000
2004	9,000
2005	9,000
2006	9,000
Thereafter	125,250

Total minimum future lease receipts	170,250
Residual value of leased pipeline	39,742
Less — unearned income	(125,384)

Net investment in direct financing lease	84,608
Less — current portion	(868)

$83,740

NOTE 10 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion 20, “Accounting Changes.” MichCon identified its interest rate swaps, firm-priced supply contracts, and options embedded in certain debt instruments as derivatives. The cumulative effect of adopting SFAS No. 133 was not material.

RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

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

At December 31, 2001 and 2000, MichCon had interest rate swap agreements with notional principal amounts totaling $80,000,000 and a weighted average remaining life of 1.9 and 2.9 years, respectively. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

Commodity Price Risk

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements though 2002. These contracts qualify for the “normal purchases” exception under SFAS No.133. Accordingly, MichCon does not account for such contracts as derivatives.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximate fair value. The estimated fair value of total long-term debt at December 31, 2001 and 2000 was $778,981,000 and $632,097,000, respectively, compared to the carrying amount of $776,494,000 and $639,109,000, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. The hearing before the MTT concluded in June 2001, with the STC subsequently filing a motion for summary judgment. All briefs related to that motion have been filed, and the parties now await the MTT decision.

Beginning in 2000, MichCon accrues property tax expense based on the new tables. MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay any recoveries realized by MichCon related to the new valuation tables.

Environmental Matters

Former manufactured gas plant sites — Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. MichCon owns, or previously owned, 16 such former manufactured gas plant (MGP) sites.

During the mid-1980’s, MichCon conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

MichCon is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. MichCon has executed an order with the EPA, pursuant to which MichCon is legally obligated to investigate and remediate the MGP site. MichCon is remediating eight of the former MGP sites and is conducting more extensive investigations at three other former MGP sites. In 1998, MichCon received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to two other former MGP sites that MichCon is not a responsible party for the purpose of assessing remediation expenditures. In September 2001, MichCon was advised of one additional MGP site for which it has some responsibility. After review of the extent of the necessary environmental clean-up required, remediation costs for this site are expected not to exceed $500,000.

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

During 2001, 2000 and 1999, MichCon spent $4,826,000, $1,260,000 and $724,000, respectively, investigating and remediating these former MGP sites. At December 31, 2001, the reserve balance was $25,400,000, of which $4,700,000 was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on MichCon’s financial position and cash flows. However, management believes that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on MichCon’s results of operations.

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

Commitments

To ensure a reliable supply of natural gas at competitive prices, MichCon has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts or formulas based on market prices. MichCon has firm purchase commitments through 2007 for approximately 298 Bcf of gas. MichCon expects that sales, based on warmer-than-normal weather, will exceed its minimum purchase commitments. MichCon has long-term transportation contracts with various pipeline companies expiring on various dates through the year 2011. MichCon is committed to pay demand charges of approximately $36,600,000 during 2002 related to firm transportation agreements.

MichCon expects that its 2002 capital investments will approximate $97,000,000. Certain commitments have been made in connection with such capital expenditures.

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

Other Contingencies

Gas is sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy in 2001, including certain Enron Corporation affiliates. MichCon had open transactions under a variety of agreements with bankrupt Enron affiliates, and had an aggregate net liability of $15 million to Enron. There are various netting agreements with Enron affiliates. Internal and external counsel are working to determine MichCon’s rights within these agreements. MichCon has not reserved for any exposure, in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to MichCon.

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

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

MichCon participates in separate defined benefit retirement plans for union and nonunion employees. The plans are noncontributory, cover substantially all employees and provide retirement benefits based on the employee’s years of benefit service, average final compensation and age at retirement. Currently these plans meet the full funding limitations of the Internal Revenue Code. Accordingly, no contributions for the 2001, 2000, or 1999 plan years were made.

Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonunion employees, merged into Detroit Edison's retirement plan. Therefore, for accounting purposes, the nonunion employees of MichCon now participate in a multiemployer plan. Accordingly, the liabilities and assets associated with this Plan are no longer reflected in the tables below, and the associated prepaid pension asset of $144,527,000 is now reflected as an amount due from affiliate at December 31, 2001. MichCon is allocated an expense each year as a result of its participation in the Detroit Edison plan. The annual cost for 2001 was $4,353,000, which included a $52,453,000 charge for special termination benefits and a $6,239,000 curtailment gain associated with the early retirement window offered during the year.

Net pension credit for the years ended December 31 includes the following components:

	2001*	2000**	1999**

(in Thousands)
Service Cost	$3,398	$9,500	$11,686
Interest Cost	13,784	35,896	34,764
Expected Return on Plan Assets	(32,772)	(86,724)	(78,489)
Amortization of
Net gain	(4,440)	(11,200)	(5,263)
Prior service cost	1,580	1,711	1,711
Net transition asset	(1,373)	(4,821)	(4,821)
Curtailments/Settlement Recognition	—	(2,140)	(1,999)

Net Pension Credit	$(19,823)	$(57,778)	$(42,411)

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

	2001*	2000**

(in Thousands)
Accumulated Benefit Obligation at the End of the Period	$166,068	$413,702

Projected Benefit Obligation at the Beginning of the Period	$485,433	$478,622
Service Cost	3,398	9,500
Interest Cost	13,784	35,896
Plan Amendments	5,000	—
Actuarial Gain	(11,457)	(2,793)
Settlements Due to Lump Sums	—	(5,544)
Benefits Paid	(16,335)	(30,248)
Non-union liabilities allocated to multiemployer plan	(297,330)	—

Projected Benefit Obligation at the End of the Period	$182,493	$485,433

Plan Assets at Fair Value at the Beginning of the Period	$989,967	$932,294
Actual Return on Plan Assets	(11,842)	93,151
Settlements Due to Lump Sums	—	(4,109)
Benefits Paid	(16,335)	(31,369)
Non-union assets allocated to multiemployer plan	(643,034)	—

Plan Assets at Fair Value at the End of the Period	$318,756	$989,967

Funded Status of the Plans	$136,263	$504,534
Unrecognized
Net gain	(64,556)	(287,653)
Prior service cost	15,408	15,876
Net transition asset	(2,112)	(18,689)

Prepaid Pension Cost	$85,003	$214,068

*	MichCon union plan only
**	MichCon union and non-union plans

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.25% for 2001 and 7.5% for 2000 and 1999. The rate of increase in future compensation levels used was 4% for 2001 and 5% for 2000 and 1999. The expected long-term rate of return on plan assets, which are invested primarily in equity and fixed income securities, was 9.5% for 2001, 2000 and 1999.

MichCon also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. MichCon matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $4,700,000 in 2001, $4,800,000 in 2000, and $4,700,000 in 1999.

Other Postretirement Benefits

MichCon provides certain postretirement health care and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for MichCon. MichCon’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. No contributions were made to the VEBA trusts in 2001, 2000 or 1999. The expected long-term rate of return on plan assets that are invested in life insurance policies, equity securities and fixed income securities, was 9.8% for 2001, 2000, and 1999.

Net postretirement cost for the years ended December 31 includes the following components:

	2001	2000	1999

(in Thousands)
Service Cost	$3,016	$3,950	$4,272
Interest Cost	18,270	18,779	16,180
Expected Return on Plan Assets	(18,489)	(16,319)	(14,788)
Amortization of
Net gain	(6,268)	(5,364)	(4,484)
Net transition obligation	12,224	12,702	12,702
Special Termination Benefits (Note 3)	22,790	—	—
Curtailment/Settlement Recognition	5,285	—	—

Net Postretirement Cost	$36,828	$13,748	$13,882

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the consolidated statement of financial position:

	2001	2000

(in Thousands)
Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$239,351	$250,383
Service Cost	3,016	3,950
Interest Cost	18,270	18,779
Actuarial Gain	(5,809)	(20,713)
Plan Amendments	(542)	—
Special Termination Benefits (Note 3)	17,971	—
Benefits Paid	(17,393)	(13,048)

Accumulated Postretirement Benefit Obligation at the End of the Period	$254,864	$239,351

Plan Assets at Fair Value at the Beginning of the Period	$192,749	$189,531
Actual Return on Plan Assets	(23,042)	15,163
Benefits Paid	(20,927)	(11,945)

Plan Assets at Fair Value at the End of the Period	$148,780	$192,749

Funded Status of the Plans	$(106,084)	$(46,602)
Unrecognized
Net gain	(100,946)	(142,936)
Prior service cost	(542)	—
Net transition obligation	140,294	162,622
Regular Benefits Made After Measurement Date	(2,703)	(548)

Accrued Postretirement Liability	$(69,981)	$(27,464)

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 2001 and 7.5% for 2000 and 1999.

Benefit costs were calculated assuming health care cost trend rates beginning at 8.5% for 2002 and decreasing to 5% in 2008 and thereafter for persons under age 65 and decreasing from 9% to 5% for persons age 65 and over. A one percentage point increase in the health care cost trend rates would have increased the aggregate of the service cost and interest cost components of benefit costs by $2,613,000 and would have increased the accumulated benefit obligation by $29,812,000 at December 31, 2001. A one percentage point decrease in the health care cost trend rates would have decreased the aggregate of the service cost and interest cost components of benefit costs by $2,296,000 and would have decreased the accumulated benefit obligation by $26,426,000 at December 31, 2001.

Grantor Trust

MichCon maintains a Grantor Trust which invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke the trust subject to providing the MPSC with prior notification.

NOTE 13 — RELATED PARTY TRANSACTIONS

MichCon had transactions with affiliated companies to provide transportation and storage services and for the purchase natural gas. Under a service agreement with DTE Energy, MichCon receives various tax, financial and legal services and provides construction, engineering, human resources, information technology and other services. The following is a summary of transactions with affiliated companies:

	2001	2000	1999

(in Thousands)
Revenues
Transportation and storage services	$4,055	$13,293	$13,810
Other services	3,041	4,558	6,057
Interest	6	587	390
Costs
Gas purchases	69,204	77,542	75,151
Corporate expenses, merger costs and other services	28,130	19,017	30,809

MichCon’s accounts receivable from affiliated companies totaled $12,926,000 and $7,186,000, and accounts payable to affiliated companies totaled $36,187,000 and $13,852,000 at December 31, 2001 and 2000, respectively.

NOTE 14 — LOSS ON INVESTMENT IN HARBORTOWN

During 2001, MichCon recorded a $9.3 million pre-tax ($6.1 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. The sale of Harbortown is no longer expected to take place within one year, therefore, MichCon’s share of the partnerships’ results have been recognized.

NOTE 15 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Year

(in Thousands)
2001
Operating Revenue	$	476,459	$181,931	$121,876	$437,346	$1,217,612
Operating Income (Loss)		160,104	(166,847)	(54,366)	45,892	(15,217)
Net Income (Loss)		97,350	(120,144)	(43,255)	24,925	(41,124)
2000
Operating Revenue		$442,747	$187,488	$132,269	$381,838	$1,144,342
Operating Income (Loss)		116,883	18,235	(842)	81,459	215,735
Net Income (Loss)		66,940	3,987	(8,811)	47,418	109,534

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company:

We have audited the consolidated statements of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and retained earnings for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2002

SCHEDULE II

MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Thousands of Dollars)

		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 2001
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$18,912	$16,347	$—	$13,831	$21,428

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$30,458	$—	$—	$5,214	$25,244

Reserves included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:
Injuries and damages	$2,610	$14,901	$331	$3,649	$14,193

Year Ended December 31, 2000
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$17,777	$14,148	$—	$13,013	$18,912

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$31,368	$—	$350	$1,260	$30,458

Reserves included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:
Injuries and damages	$2,726	$2,341	$627	$3,084	$2,610

Year Ended December 31, 1999
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$8,928	$11,512	$—	$2,663	$17,777

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental testing	$32,092	$—	$—	$724	$31,368

Reserves included in Deferred Credits and Other Liabilities — Other in Consolidated Statement of Financial Position:
Injuries and damages	$2,515	$1,716	$416	$1,921	$2,726

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports On Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

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

3.     Exhibits, including those incorporated by reference:

Exhibit No.	Description

(i)	Exhibits filed herewith

12-2	Computation of Ratio of Earnings to Fixed Charges

23-2	Consent of Deloitte & Touche LLP

(ii)	Exhibits incorporated herein by reference

3-1	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for quarter ended March 31, 1993, file number 1-7310).

3-2	By-Laws (Exhibit 3-2 to Form 10-Q for quarter ended March 31, 1993, file number 1-7310).

4-1	Indenture between MichCon and Citibank, N.A. related to Senior Debt Securities dated as of June 1, 1998 (Exhibit 4-1 to Registration Statement No. 333-63370); First Supplemental Indenture dated as of June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); Second Supplemental Indenture dated as of June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K); and Third Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001)

4-2	Indentures defining the rights of the holders of MichCon’s First Mortgage Bonds: MichCon’s Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated as of July 15, 1989, providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944; Thirtieth Supplemental Indenture, dated as of September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture dates as of December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated as of January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated as of May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture dated as of November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); Thirty-fifth Supplemental

Exhibit No.	Description

Indenture, dated as of June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K); and Mortgage Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001)

10-1	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K)

99-1	$300 Million Credit Agreement dated as of November 7, 2001 (Exhibit 99-1 to Form 10-Q for quarter ended September 30, 2001)

(b)  Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY
(Registrant)

Date: March 28, 2002		By:	/s/ DANIEL G. BRUDZINSKI

Daniel G. Brudzinski
Chief Accounting Officer,
Vice President and Controller

By	/s/ ANTHONY F. EARLEY, JR

Anthony F. Earley, Jr.
Chairman of the Board,
Chief Executive Officer, President and Chief Operating Officer

By	/s/ SUSAN M. BEALE

Susan M. Beale
Director, Vice President and Corporate Secretary

By	/s/ DAVID E. MEADOR

David E. Meador
Director

Exhibit No.	Description

(i)	Exhibits filed herewith

12-2	Computation of Ratio of Earnings to Fixed Charges

23-2	Consent of Deloitte & Touche LLP

(ii)	Exhibits incorporated herein by reference

4-1	Indenture between MichCon and Citibank, N.A. related to Senior Debt Securities dated as of June 1, 1998 (Exhibit 4-1 to Registration Statement No. 333-63370); First Supplemental Indenture dated as of June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); Second Supplemental Indenture dated as of June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K); and Third Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001)

4-2	Indentures defining the rights of the holders of MichCon’s First Mortgage Bonds: MichCon’s Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252); Twenty-ninth Supplemental Indenture, dated as of July 15, 1989, providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944; Thirtieth Supplemental Indenture, dated as of September 1, 1991 (Exhibit 4-1 to September 27, 1991 Form 8-K); Thirty-first Supplemental Indenture dates as of December 15, 1991 (Exhibit 4-1 to February 28, 1992 Form 8-K); Thirty-second Supplemental Indenture, dated as of January 5, 1993 (Exhibit 4-1 to 1992 Form 10-K); Thirty-third Supplemental Indenture, dated as of May 1, 1995 (Exhibit 4-2 to Registration Statement No. 33-59093); Thirty-fourth Supplemental Indenture dated as of November 1, 1996 (Exhibit 4-2 to Registration Statement No. 333-16285); Thirty-fifth Supplemental

Exhibit No.	Description

Indenture, dated as of June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K); and Mortgage Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001).

10-1	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K)

99-1	$300 Million Credit Agreement dated as of November 7, 2001 (Exhibit 99-1 to Form 10-Q for quarter ended September 30, 2001).