Form 10-Q
period 2002-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2002-05-15
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 1-7310

The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

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

Yes No

Michigan Consolidated Gas Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2002

Page
Number

DEFINITIONS	1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	7

Consolidated Statement of Financial Position	8

Consolidated Statement of Cash Flows	9

Consolidated Statement of Retained Earnings	10

Notes to Consolidated Financial Statements	11

Independent Accountants’ Report	15

Item 2. Management’s Narrative Analysis of Results of Operations	3

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURE	17

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy), a wholly owned subsidiary of DTE Energy.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism that was reinstated by MichCon in January 2002 that permits MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

DTE Energy	DTE Energy Company and its subsidiaries.

MCN Energy	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

Management’s Narrative Analysis of the Results of Operations

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: the effects of weather; the effects of competition, including the gas Customer Choice Program; the capital intensive nature of MichCon’s business; the economic climate and growth in the geographic areas in which MichCon does business; the uncertainty of gas reserve estimates; the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; access to capital and equity markets; the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and the timing of the accretive effects of DTE Energy Company’s (DTE Energy) merger with MCN Energy Group Inc. (MCN Energy).

Management’s Narrative Analysis of the Results of Operations

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported earnings of $54.1 million for the 2002 first quarter compared with earnings of $97.3 million in the 2001 first quarter. The earnings comparison reflects the loss of margins in the 2002 first quarter from selling gas under MichCon’s Gas Sales Program, which ended in December 2001. In 2002, MichCon had no profit or loss on the sale of gas to customers compared to $44 million ($29 million net of tax) in margins earned in the 2001 first quarter.

Increase (Decrease) in Income Compared to Prior Year

(in Millions)

Operating revenues	$113.6

Cost of gas	(175.8)

Gross margin	(62.2)

Operation and maintenance	(1.7)

Depreciation and depletion	(0.2)

Taxes other than income	(0.4)

Merger costs	1.0

Other income and deductions	(1.6)

Income tax provision	21.9

Net income	$(43.2)

Operating revenues increased $113.6 million in the 2002 first quarter. As subsequently discussed, the variance is due to higher revenues from gas sales customers reflecting an

Management’s Narrative Analysis of the Results of Operations

increase in the gas commodity component of sales rates. During 2001, MichCon operated under the Gas Sales Program in which the gas commodity component of its sales rates was fixed at $2.95 per thousand cubic feet (Mcf). In January 2002, the Gas Sales Program ended and MichCon returned to a gas cost recovery mechanism (GCR) that allows for the recovery of reasonably and prudently incurred gas purchases. MichCon’s sales rates included a gas commodity component of $3.62 per Mcf for January 2002 and $4.38 per Mcf for the remainder of the 2002 first quarter compared to $2.95 per Mcf in the 2001 first quarter. Partially offsetting the increase in revenues from the pass through of higher gas cost to customers was the impact of weather, which was 6.8% warmer in the 2002 first quarter as compared to the same 2001 period.

	Quarter

	2002	2001

Gas Markets (in Millions)

Gas Sales	$526.3	$408.3

End User Transportation	31.6	37.3

	557.9	445.6

Intermediate Transportation	12.1	12.5

Other	20.1	18.4

	$590.1	$476.5

Gas Markets (in Bcf)

Gas Sales	76.3	85.0

End User Transportation	48.1	46.6

	124.4	131.6

Intermediate Transportation	137.3	171.9

	261.7	303.5

	Quarter

Effect of Weather on Gas Markets and Earnings	2002	2001

Percentage Warmer Than Normal	(12.3)%	(5.5)%

Decrease From Normal in:

Gas markets (in Bcf)	(14.3)	(6.3)

Net income (in Millions)	$(12.7)	$(4.9)

Gas sales and end user transportation revenues in total increased $112.3 million in the 2002 first quarter due primarily to an increase in the gas commodity component of sales rates. Gas sales and end user transportation revenues also reflect sales associated with a fewer number of customers participating in the gas Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Customer Choice participants are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues from these customers due to the gas commodity component included in gas sales rates. The impact of weather also affected sales and transportation revenues and related volumes.

Management’s Narrative Analysis of the Results of Operations

Intermediate transportation revenues decreased $0.4 million in the 2002 first quarter and intermediate transportation deliveries decreased 34.6 billion cubic feet (Bcf) for the same period. A significant portion of the volume decrease was due to lower storage requirements of an affiliate of MichCon. The volume decrease was also attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Other operating revenues increased $1.7 million in the 2002 first quarter due to higher revenues from storage and facility development services and providing appliance maintenance, partially offset by decreased revenues from other gas-related services.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $175.8 million in the 2002 first quarter primarily due to higher prices paid for fixed-price supply and the impact in 2001 of a reduction in inventory gas. The average cost of gas sold in the 2002 first quarter increased $2.52 per Mcf (103%) from the comparable 2001 period. MichCon recorded the benefits of a 25 Bcf inventory liquidation in the 2001 first quarter. The inventory liquidation was priced at $.38 per Mcf compared to an average gas purchase rate in 2001 of $3.64 per Mcf. Cost of gas was also affected by variations in sales volumes due to weather and the number of customers who have chosen to purchase gas from MichCon rather than other suppliers under the gas Customer Choice program.

Operation and maintenance expenses increased $1.7 million for the 2002 first quarter primarily due to allocated expenses from DTE Energy. Partially offsetting the increases were lower employee benefit and retiree healthcare costs as well as accruals for injuries and damages and uncollectibles gas accounts.

Property and other taxes increased $0.4 million in the 2002 first quarter. The increase was due primarily to increased Michigan Single Business Taxes, partially offset by lower property taxes.

Merger costs were not incurred in the 2002 first quarter compared to $1.0 million incurred in the 2001 first quarter. Merger costs associated with the DTE Energy acquisition of MCN Energy consist primarily of system integration, relocation, legal, accounting and consulting costs.

Other income and deductions increased $1.6 million in the 2002 first quarter primarily due to higher interest costs.

Income taxes decreased $21.9 million in the 2002 first quarter due to a decline in pre-tax earnings.

Management’s Narrative Analysis of the Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

	Three Months
	March 31

	2002	2001

Cash and Cash Equivalents

(in Millions)

Cash Flow From (Used For)

Operating activities	$73	$189

Investing activities	(19)	(18)

Financing activities	(58)	(176)

Net Decrease in Cash and Cash Equivalents	$(4)	$(5)

Operating Activities

Net cash from operating activities decreased $116 million in the 2002 first quarter due to lower net income, after adjusting for noncash items (depreciation, amortization and deferred taxes) and higher working capital requirements. The higher working capital primarily reflects an overall increase in receivables as well as a decline in accounts payable. The rise in receivables is due to the under-recovery of gas costs incurred totaling $55 million. With the implementation of the gas cost recovery mechanism in January 2002, MichCon is allowed to recover its actual gas costs from gas customers. Additionally, gas receivables are unusually high due to implementation issues associated with installing a new utility customer billing system in November 2001 and customers paying their bills slower due to the economy. Lower accounts payable levels, to more normalized levels, represents the internal focus on managing external payments and taking greater advantage of purchase discounts.

A significant portion of the decline in operating cash flow is timing related that is expected to reverse during the remainder of 2002 and early 2003.

Investing Activities

Net cash used for investing activities increased slightly in the 2002 first quarter. The change reflects proceeds received in 2001 from the sale of securities associated with MichCon’s Grantor Trust, partially offset by a modest decline in plant and equipment expenditures.

Financing Activities

Net cash used for financing activities declined $118 million during the 2002 first quarter reflecting the payment of $75 million in dividends in 2001 and the repayment of more short-term borrowing in 2001 compared to 2002.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 5 for a discussion of MichCon's evaluation of the adoption of these new accounting pronouncements.

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31

	2002	2001

(in Thousands)

Operating Revenues	$590,062	$476,459

Operating Expenses

Cost of gas	384,092	208,317

Operation and maintenance	66,229	64,520

Depreciation and depletion	26,521	26,339

Taxes other than income	16,570	16,150

Merger costs	—	1,029

Total operating expenses	493,412	316,355

Operating Income	96,650	160,104

Other Income and (Deductions)

Interest income	3,443	2,533

Interest on long-term debt	(13,632)	(10,194)

Other interest expense	(1,951)	(4,180)

Equity in earnings of joint ventures	611	713

Other	(596)	713

Total other income and (deductions)	(12,125)	(10,415)

Income Before Income Taxes	84,525	149,689

Income Tax Provision	30,396	52,339

Net Income	$54,129	$97,350

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2002	December 31
	(Unaudited)	2001

(in Thousands)

ASSETS

Current Assets

Cash and cash equivalents	$39	$3,929

Accounts receivable

Customer (less allowance for doubtful accounts of $21,000 and $21,428, respectively)	278,980	243,118

Accrued unbilled revenues	104,842	110,300

Property taxes assessed applicable to future periods	43,672	52,289

Accrued gas cost recovery	69,558	14,401

Other	30,256	35,584

	527,347	459,621

Property, Plant and Equipment	3,081,783	3,065,415

Less accumulated depreciation and depletion	1,650,116	1,626,015

	1,431,667	1,439,400

Other Assets

Investment in and advances to joint ventures	9,362	8,835

Long-term investments	69,694	68,526

Investment in capital lease	83,510	83,740

Deferred environmental costs	26,938	26,920

Prepaid benefit costs and due from affiliate	244,952	229,530

Other	63,146	46,929

	497,602	464,480

	$2,456,616	$2,363,501

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$165,689	$137,104

Short-term borrowings	199,853	256,862

Gas inventory equalization	67,364	—

Federal income, property and other taxes payable	59,647	52,461

Other	80,399	95,124

	572,952	541,551

Long-term debt, including capital lease obligations	777,361	778,577

Other Liabilities

Deferred income taxes	139,546	123,246

Unamortized investment tax credits	23,661	24,129

Regulatory liabilities	143,842	144,172

Accrued postretirement benefit costs	65,893	70,805

Accrued environmental costs	19,565	20,743

Minority interest	632	644

Other	38,933	39,450

	432,072	423,189

Commitments and Contingencies

Shareholder’s Equity

Common stock $1 par value, 15,100,000 shares authorized,

10,300,000 shares issued and outstanding	10,300	10,300

Additional paid in capital	231,646	231,728

Retained earnings	432,285	378,156

	674,231	620,184

	$2,456,616	$2,363,501

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31

	2002	2001

(in Thousands)

Operating Activities

Net income	$54,129	$97,350

Adjustments to reconcile net income to net cash

from operating activities

Depreciation and depletion:

Per statement of income	26,521	26,339

Charged to other accounts	2,261	2,624

Deferred income taxes — current	—	(3,494)

Deferred income taxes and investment tax credit, net	15,502	10,306

Other	(7,742)	(2,355)

Changes in assets and liabilities:

Accounts receivable, net	(35,862)	(58,142)

Accrued unbilled revenues	5,458	46,219

Gas in inventory	4,161	11,195

Property taxes assessed applicable to future periods	8,617	9,054

Prepaid benefit costs and due from affiliate, net	(15,422)	(16,300)

Accrued gas cost recovery	(55,157)	(414)

Accounts payable	28,585	(15,300)

Gas inventory equalization	67,364	67,187

Federal income, property and other taxes payable	7,186	22,375

Other current assets and liabilities, net	(14,390)	(12,526)

Other deferred assets and liabilities, net	(17,930)	5,080

Net cash from operating activities	73,281	189,198

Investing Activities

Capital expenditures	(19,241)	(20,635)

Other	48	2,546

Net cash used for investing activities	(19,193)	(18,089)

Financing Activities

Short-term borrowings, net	(57,009)	(99,865)

Retirement of long-term debt	(969)	(1,583)

Dividends paid	—	(75,000)

Net cash used for financing activities	(57,978)	(176,448)

Net Decrease in Cash and Cash Equivalents	(3,890)	(5,339)

Cash and Cash Equivalents at Beginning of Period	3,929	12,673

Cash and Cash Equivalents at End of Period	$39	$7,334

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$14,210	$10,314

Income taxes paid	$—	$6,588

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	March 31

	2002	2001

(in Thousands)

Balance – beginning of period	$378,156	$494,648

Net income	54,129	97,350

Common stock dividends declared	—	(75,368)

Balance – end of period	$432,285	$516,630

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

These consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The consolidated financial statements are unaudited, but in the opinion of MichCon, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 2 — REGULATORY MATTERS

Gas Industry Restructuring

MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the Michigan Public Service Commission (MPSC) issued an order that permitted MichCon to implement GCR factors of up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of March 31, 2002, MichCon has accrued a $69.6 million regulatory asset representing the under-recovery of actual gas costs incurred.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to approximately 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to approximately 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

In March 2002, DTE Energy filed a report with the MPSC pursuant to a February 2002 MPSC proceeding to review various customer service and billing problems experienced by Detroit Edison and MichCon customers. The report provided a detailed response to the MPSC’s concerns by addressing the causes and the short-term and long-term action plans to remedy the customer issues. In addition, a number of specific commitments were made regarding customer accessibility and responsiveness to customers. The commitments also include a compliance audit of its billing systems and associated controls. The MPSC Staff responded to the Company’s report with its own report in April 2002. The MPSC Staff report generally agreed that the steps outlined in the Company’s report would address the majority of the service issues experienced by DTE Energy customers in the recent past. In addition, the MPSC Staff report identified several additional opportunities to improve customer service including first contact resolution of complaints and increased meter reading. To the extent the Company successfully implements its short-term and long-term plans no additional MPSC action is anticipated.

NOTE 3 — GAS IN INVENTORY

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas of net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.

NOTE 4 — CONTINGENCIES

Personal Property Taxes

MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, on April 5, 2002, issued its decision essentially affirming the validity of the STC’s new tables.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Contingencies

Gas is sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers filed for bankruptcy in 2001, including certain Enron Corporation affiliates. MichCon had open transactions under a variety of agreements with bankrupt Enron affiliates, and had an aggregate net liability of $15 million to Enron. There are various netting agreements with Enron affiliates. Internal and external counsel are working to determine MichCon’s rights within these agreements. MichCon has not reserved for any exposure in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to MichCon.

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

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets — Effective January 1, 2002, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.

SFAS No. 142 requires that useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. MichCon’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $2 million in each of the first quarters of 2002 and 2001. There were no material acquisitions of intangible assets during the first quarter of 2002. The gross carrying amount of intangible assets and accumulated amortization at March 31, 2002 were $154 and $38, respectively. Amortization expense of intangible assets is estimated to be $9 million annually for 2002 through 2006.

Asset Retirement Obligations — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. MichCon will adopt this statement in January 2003 and has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets — On January 1, 2002, MichCon adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of MichCon.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, cash flows, and retained earnings for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and retained earnings for the year then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
April 23, 2002

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	Exhibits filed herewith.

Exhibit
Number	Description

15-3	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002

(b)	Reports on Form 8-K

None.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 14, 2002	By:	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

15-3	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002