Form 10-Q
period 2002-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2002-08-14
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Yes                     No

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PAGE
NUMBER

DEFINITIONS	1
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	8
Consolidated Statement of Financial Position	9
Consolidated Statement of Cash Flows	10
Consolidated Statement of Retained Earnings	11
Notes to Consolidated Financial Statements	12
Independent Accountants’ Report	17
Item 2. Management’s Narrative Analysis of Results of Operations	3
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURE	19

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and its subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy), a wholly owned subsidiary of DTE Energy.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism that was reinstated by MichCon in January 2002 that permits MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN Energy	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

DEFINITIONS

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

MICHIGAN CONSOLIDATED GAS COMPANY

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: the effects of weather; the effects of competition, including the gas Customer Choice Program; the capital intensive nature of MichCon’s business; the economic climate and growth in the geographic areas in which MichCon does business; the uncertainty of gas reserve estimates; the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; access to capital and equity markets; the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported losses of $33.6 million and earnings of $20.5 million for the 2002 second quarter and six-month period, respectively, compared with losses of $120.1 million and $22.8 million for the comparable 2001 periods. Earnings comparability is affected by $100.9 million ($65.6 million net of taxes) of merger and restructuring charges that were recorded in the second quarter of 2001. The earnings comparison also reflects negative margins in the 2001 second quarter and six-month period from selling gas under MichCon’s Gas Sales Program, which ended in December 2001. In 2002, MichCon had no profit or loss on the sale of gas to customers compared to $74 million ($48 million net of tax) and $29 million ($19 million net of tax) in margin losses in the 2001 second quarter and six-month period, respectively.

Increase (Decrease) in Income Compared to Prior Year
(in Millions)	Quarter	6 Months

Operating revenues	$53.0	$166.6
Cost of gas	28.4	(147.4)

Gross margin	81.4	19.2
Operation and maintenance	(7.4)	(9.1)
Depreciation and depletion	—	(.2)
Taxes other than income	(.2)	(.6)
Merger and restructuring costs	100.9	102.0
Property write-down and contract losses	(47.8)	(47.8)
Other income and deductions	6.1	4.2
Income tax provision	(46.4)	(24.4)

Net income	$86.6	$43.3

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Operating revenues increased $53 million and $166.6 million in the 2002 second quarter and six-month period, respectively. As subsequently discussed, the variance is due to higher revenues from gas sales customers reflecting an increase in the gas commodity component of sales rates. During 2001, MichCon operated under the Gas Sales Program in which the gas commodity component of its sales rates was fixed at $2.95 per thousand cubic feet (Mcf). In January 2002, the Gas Sales Program ended and MichCon returned to a gas cost recovery mechanism (GCR) that allows for the recovery of reasonably and prudently incurred gas costs. MichCon’s sales rates included a gas commodity component of $3.62 per Mcf for January 2002 and $4.38 per Mcf for the remainder of the 2002 six-month period compared to $2.95 per Mcf in 2001. Operating revenues were also impacted by weather which was 22.6% colder in the 2002 second quarter and .8% warmer in the 2002 six-month period as compared to the same 2001 periods.

	Quarter		6 Months

	2002	2001	2002	2001

Gas Markets (in Millions)
Gas Sales	$184.8	$134.7	$711.1	$543.0
End User Transportation	26.0	21.7	57.6	59.0

	210.8	156.4	768.7	602.0
Intermediate Transportation	11.7	11.3	23.8	23.8
Other	12.4	14.2	32.5	32.6

	$234.9	$181.9	825.0	658.4

Gas Markets (in Bcf)
Gas Sales	29.5	23.7	105.8	108.7
End User Transportation	37.9	31.9	86.0	78.5

	67.4	55.6	191.8	187.2
Intermediate Transportation	110.8	148.3	248.1	320.2

	178.2	203.9	439.9	507.4

	Quarter		6 Months

	2002	2001	2002	2001
Percentage Colder (Warmer) Than Normal	.9%	(21.7)%	(9.6)%	(8.8)%
Increase (Decrease) From Normal in:
Gas markets (in Bcf)	.5	(5.9)	(13.8)	(12.2)
Net income (in Millions)	$.5	$(5.8)	$(12.2)	$(10.7)

Gas sales and end user transportation revenues in total increased $54.4 million and $166.7 million in the 2002 second quarter and six-month period, respectively, due primarily to an increase in the gas commodity component of sales rates. Gas sales and end user transportation revenues also reflect sales associated with a varying number of customers participating in the gas Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Customer Choice participants are

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

classified as end user transportation customers rather than gas sales customers. The impact of weather also affected sales and transportation revenues and related volumes.

Intermediate transportation revenues increased $0.4 million in the 2002 second quarter and intermediate transportation deliveries decreased 37.5 billion cubic feet (Bcf) for the same period. Intermediate transportation revenues remained unchanged in the 2002 six-month period and intermediate transportation deliveries decreased 72.1 Bcf. A significant portion of the volume decrease was due to lower storage requirements offset by a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold decreased by $28.4 million and increased $147.4 million in the 2002 second quarter and six-month period, respectively, primarily due to prices paid for fixed-price supply and the impact in 2001 of a reduction in inventory gas. The average cost of gas sold decreased $2.29 per Mcf (38%) and increased $1.43 per Mcf (44%) for the 2002 second quarter and six month period, respectively, from the comparable 2001 periods. MichCon recorded the benefits of a 25 Bcf inventory liquidation in the 2001 first quarter which was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather. The inventory liquidation was priced at $.38 per Mcf compared to an average gas purchase rate in 2001 of $3.64 per Mcf. Cost of gas was also affected by variations in sales volumes due to weather and the number of customers who have chosen to purchase gas from MichCon rather than other suppliers under the gas Customer Choice program.

Operation and maintenance expenses increased $7.4 million and $9.1 million for the 2002 second quarter and six-month period, respectively, primarily due to allocated expenses from DTE Energy. Additionally, the second quarter comparison was affected by abnormally higher levels of lost gas from storage fields resulting in a $5 million charge in the 2002 second quarter.

Merger and restructuring costs were not incurred in the 2002 second quarter and six- month period compared to $100.9 million and $102 million incurred in the comparable 2001 periods. Merger costs associated with the DTE Energy acquisition of MCN Energy consist primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges were primarily associated with a work force reduction plan.

Property write-down and contract loss were $47.8 million for the 2002 second quarter and six-month period, respectively, due to a $33.2 million loss from the expected sale of MichCon’s former headquarters and a $14.6 million charge related to termination of a contract for computer services with an unrelated third party.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Other income and deductions decreased $6.1 million and $4.2 million for the 2002 second quarter and six-month period, respectively, primarily due to a $6.7 million loss in the 2001 second quarter from the expected sale of 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). Partially offsetting the decreases for the 2002 six-month period were higher interest costs.

Income taxes increased $46.4 million and $24.4 million for the 2002 second quarter and six-month period, respectively, due to an increase in pre-tax earnings.

CAPITAL RESOURCES AND LIQUIDITY

	Six Months
	June 30

	2002	2001

Cash and Cash Equivalents (in Millions)
Cash Flow From (Used For)
Operating activities	$153	$225
Investing activities	(35)	(39)
Financing activities	(120)	(193)

Net Decrease in Cash and Cash Equivalents	$(2)	$(7)

Operating Activities

Net cash from operating activities decreased $72 million due to higher working capital requirements offset by higher net income, after adjusting for noncash items (depreciation, amortization, property write-down and contract losses and deferred taxes). The working capital requirements reflect an overall decrease in accounts payable. Lower accounts payable levels represent the internal focus on managing external payments. The decline in cash flow is also due to the under-recovery of gas costs incurred totaling $38 million. With the implementation of the gas cost recovery mechanism in January 2002, MichCon is allowed to recover its actual gas costs from gas customers. Over the balance of 2002 this amount is expected to reverse with a small remaining under-recovery balance by year-end that will be trued-up as part of 2002’s GCR reconciliation process.

Investing Activities

Net cash used for investing activities declined $4 million reflecting declines in plant and equipment expenditures, partially offset by proceeds received in 2001 associated with MichCon’s Grantor Trust.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Financing Activities

Net cash used for financing activities declined $73 million during the 2002 six-month period reflecting the payment of $75 million in dividends in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 8 for a discussion of MichCon’s evaluation of the adoption of these new accounting pronouncements.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Thousands)
Operating Revenues	$234,916	$181,931	$824,978	$658,390

Operating Expenses
Cost of gas	116,425	144,785	500,517	353,102
Operation and maintenance	73,410	66,059	139,639	130,579
Depreciation and depletion	26,540	26,532	53,061	52,871
Taxes other than income	10,674	10,467	27,244	26,617
Merger and restructuring costs	—	100,935	—	101,964
Property write-down and contract losses	47,844	—	47,844	—

Total operating expenses	274,893	348,778	768,305	665,133

Operating Income (Loss)	(39,977)	(166,847)	56,673	(6,743)

Other Income and (Deductions)
Interest income	2,365	2,401	5,808	4,934
Interest on long-term debt	(11,873)	(10,971)	(25,505)	(21,165)
Other interest expense	(3,904)	(2,275)	(5,855)	(6,455)
Loss on investment in joint venture	—	(6,702)	—	(6,702)
Equity in earnings of joint ventures	491	615	1,102	1,328
Other	1,312	(743)	716	(30)

Total other income and (deductions)	(11,609)	(17,675)	(23,734)	(28,090)

Income (Loss) Before Income Taxes	(51,586)	(184,522)	32,939	(34,833)
Income Tax Provision (Benefit)	(17,993)	(64,378)	12,403	(12,039)

Net Income (Loss)	$(33,593)	$(120,144)	$20,536	$(22,794)

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30
	2002	December 31
	(Unaudited)	2001

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,891	$3,929
Accounts receivable
Customer (less allowance for doubtful accounts of $17,667 and $21,428, respectively)	216,178	243,118
Accrued unbilled revenues	32,514	110,300
Property taxes assessed applicable to future periods	35,055	52,289
Accrued gas cost recovery	52,397	14,401
Other	34,400	35,584

	372,435	459,621

Property, Plant and Equipment	3,061,503	3,065,415
Less accumulated depreciation and depletion	1,675,180	1,626,015

	1,386,323	1,439,400

Other Assets
Investment in and advances to joint ventures	8,568	8,835
Long-term investments	70,750	68,526
Investment in capital lease	83,275	83,740
Deferred environmental costs	26,955	26,920
Prepaid benefit costs and due from affiliate	259,830	229,530
Other	58,754	46,929

	508,132	464,480

	$2,266,890	$2,363,501

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$112,968	$137,104
Short-term borrowings	157,242	256,862
Gas inventory equalization	22,277	—
Federal income, property and other taxes payable	36,944	52,461
Other	105,487	95,124

	434,918	541,551

Long-term debt, including capital lease obligations	755,912	778,577

Other Liabilities
Deferred income taxes	146,882	123,246
Unamortized investment tax credits	23,193	24,129
Regulatory liabilities	143,347	144,172
Accrued postretirement benefit costs	64,337	70,805
Accrued environmental costs	17,869	20,743
Minority interest	638	644
Other	39,049	39,450

	435,315	423,189

Commitments and Contingencies
Shareholder’s Equity
Common stock $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	231,753	231,728
Retained earnings	398,692	378,156

	640,745	620,184

	$2,266,890	$2,363,501

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30

	2002	2001

(in Thousands)
Operating Activities
Net income	$20,536	$(22,794)
Adjustments to reconcile net income to net cash from operating activities
Depreciation and depletion:
Per statement of income	53,061	52,871
Charged to other accounts	4,491	5,175
Property write-down and contract losses	45,158	6,702
Deferred income taxes — current	—	(5,538)
Deferred income taxes and investment tax credit, net	21,875	(13,001)
Other	(10,577)	(9,836)
Changes in assets and liabilities:
Accounts receivable, net	26,940	(2,033)
Accrued unbilled revenues	77,786	112,283
Prepaid benefit costs and due from affiliate, net	(30,300)	14,816
Accrued gas cost recovery	(37,996)	(414)
Accounts payable	(24,136)	50,011
Gas inventory equalization	22,277	—
Other current assets and liabilities, net	(1,329)	(8,260)
Other deferred assets and liabilities, net	(15,135)	44,984

Net cash from operating activities	152,651	224,966

Investing Activities
Capital expenditures	(34,917)	(45,898)
Other	(375)	6,370

Net cash used for investing activities	(35,292)	(39,528)

Financing Activities
Short-term borrowings, net	(99,620)	(93,959)
Retirement of long-term debt	(19,777)	(23,518)
Dividends paid	—	(75,000)

Net cash used for financing activities	(119,397)	(192,477)

Net Decrease in Cash and Cash Equivalents	(2,038)	(7,039)
Cash and Cash Equivalents at Beginning of Period	3,929	12,673

Cash and Cash Equivalents at End of Period	$1,891	$5,634

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$26,174	$19,593
Income taxes paid	—	11,156

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Six Months Ended
	June 30

	2002	2001

(in Thousands)
Balance — beginning of period	$378,156	$494,648
Net income	20,536	(22,794)
Common stock dividends declared	—	(75,368)

Balance — end of period	$398,692	$396,486

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

The consolidated financial statements are unaudited, but in the opinion of MichCon’s management, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 2 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, DTE Energy completed the acquisition of MCN Energy, the parent company of MichCon. The acquisition by DTE Energy was accounted for using the purchase method. MichCon’s assets and liabilities included in the accompanying consolidated financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy as a result of purchase accounting adjustments.

MichCon incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $22 million ($14 million after tax) in the 2001 three-month period and $23 million ($15 million after tax) in the 2001 six-month period, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $79 million ($51 million after tax) in the 2001 three-month period, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 273 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing MichCon’s earnings by $101 million ($66 million after tax) and $102 million ($66 million after tax) for the 2001 three- and six-month periods, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — REGULATORY MATTERS

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included a comprehensive experimental three-year gas Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the Michigan Public Service Commission (MPSC) issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of June 30, 2002, MichCon has accrued a $52.4 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. In addition, parties are to address the advisability and lawfulness of granting MichCon’s request to record a regulatory asset. In July 2002, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision on MichCon’s 2002 GCR plan case. In that decision the ALJ recommended the adoption the MPSC Staff’s proposed $26.5 million reduction in gas cost due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of June 2002, approximately 127,000 customers are participating in the gas Customer Choice program.

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included an income sharing mechanism. The income sharing mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, MichCon believes that no income sharing is required in 2001. In July 2002, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MPSC issued an order regarding MichCon’s 2001 income sharing. The MPSC ordered a hearing be held to determine the issue of the appropriate treatment of $766,000 of pipeline refunds received by MichCon during 2001. MichCon is directed to make a filing setting forth a refund methodology in August 2002.

MichCon is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position and results of operations of MichCon.

NOTE 4 — GAS IN INVENTORY

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

NOTE 5 — UNUSUAL CHARGES

Property Write-down

In June 2002, MichCon recorded a $33.2 million pre-tax ($21.6 million net of taxes) loss from the expected sale of its former headquarters. The carrying value of the property was reduced to fair value based on the estimated selling price less cost to sell.

Contract Loss

In June 2002, MichCon recorded a $14.6 million pre-tax ($9.5 million net of taxes) charge related to the termination of a contract for computer services with an unrelated third party.

Joint Venture Investment Loss

In May 2001, MichCon recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown).

NOTE 6 — CONTINGENCIES

Personal Property Taxes

MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals.

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

NOTE 7 — DEBT COVENANTS

MichCon’s bank financing arrangements require it to maintain a debt to total capitalization ratio (as defined) of no more than .55 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Additionally, financing arrangements contain cross-default provisions which would occur if MichCon fails to pay principal or interest on a timely basis. MichCon is currently in compliance with these financial covenants.

NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets — Effective January 1, 2002, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, MichCon had no goodwill.

In connection with the adoption of SFAS No. 142, MichCon also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. MichCon’s intangible assets consist primarily of software

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and are subject to amortization. Intangible assets amortization expense was approximately $2 million and $5 million in the 2002 second quarter and six month period, respectively, compared with approximately $2 million and $4 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the six month period of 2002. The gross carrying amount of intangible assets and accumulated amortization at June 30, 2002 were $156 million and $40 million, respectively. Amortization expense of intangible assets is estimated to be $9 million annually for 2002 through 2006.

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

Long-Lived Assets - On January 1, 2002, MichCon adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of MichCon.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of June 30, 2002, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows and retained earnings for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
July 30, 2002

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	Exhibits filed herewith.

Exhibit
Number	Description

15-4	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2002

99-1	Chief Executive Officer Certification of Periodic Report

99-2	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K
None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: August 14, 2002	By:	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q for Quarter Ended June 30, 2002
File No. 1-7310

Exhibit Index

Exhibit
Number	Description

15.4	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2002.

99.1	Chief Executive Officer Certification of Periodic Report

99.2	Chief Financial Officer Certification of Periodic Report