Form 10-Q
period 2002-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2002-11-15
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes     ☒                     No     ☐

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

PAGE
NUMBER

DEFINITIONS	1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	8
Consolidated Statement of Financial Position	9
Consolidated Statement of Cash Flows	10
Consolidated Statement of Retained Earnings	11
Notes to Consolidated Financial Statements	12
Independent Accountants’ Report	17

Item 2. Management’s Narrative Analysis of the Results of Operations	2

Item 4. Controls and Procedures	7

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURE	19

CERTIFICATIONS	20

Definitions

Bcf	Billion cubic feet of gas.

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and its subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy), a wholly owned subsidiary of DTE Energy.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism that was reinstated by MichCon in January 2002 that permits MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

Mcf	Thousand cubic feet of gas.

MCN Energy	MCN Energy Group Inc. and its subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

Michigan Consolidated Gas Company

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: the effects of weather and other natural phenomena on operations; the effects of competition, including the gas Customer Choice Program; the capital intensive nature of MichCon’s business; the economic climate and growth in the geographic areas in which MichCon does business; the timing and extent of changes in commodity prices for natural gas, electricity and crude oil; access to capital and equity markets; the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported a net loss of $19.9 million and net income of $.6 million for the 2002 third quarter and nine-month period, respectively, compared with net losses of $43.3 million and $66.0 million for the comparable 2001 periods. MichCon typically records third quarter losses due to seasonally lower demand for natural gas during the summer months. The earnings comparability is affected by $103.4 million ($67.2 million net of taxes) of merger and restructuring charges that were recorded in the nine-month period of 2001. The earnings comparison also reflects negative margins in the 2001 third quarter and nine-month period from selling gas under MichCon’s Gas Sales Program, which ended in December 2001. In 2002, MichCon had no profit or loss on the sale of gas to customers compared to $20 million ($13 million net of tax) and $49 million ($32 million net of tax) in margin losses in the 2001 third quarter and nine-month period, respectively.

Increase (Decrease) in Income Compared to Prior Year
(in Millions)	Quarter	9 Months

Operating revenues	$(4.4)	$162.2
Cost of gas	25.7	(121.7)

Gross margin	21.3	40.5
Operation and maintenance	.4	(8.7)
Depreciation and depletion	(.4)	(.6)
Taxes other than income	7.8	7.2
Merger and restructuring costs	1.4	103.4
Property write-down and contract losses	—	(47.8)
Other income and deductions	3.9	8.1
Income tax provision	(11.0)	(35.4)

Net income	$23.4	$66.7

Management’s Narrative Analysis of the Results of Operations

Operating revenues decreased $4.4 million and increased $162.2 million in the 2002 third quarter and nine-month period, respectively, reflecting varying contributions from selling gas, providing end user and intermediate transportation services and other services.

	Quarter		9 Months

	2002	2001	2002	2001

Gas Markets (in Millions)
Gas Sales	$71.8	$81.5	$782.9	$624.5
End User Transportation	22.4	18.3	80.0	77.3

	94.2	99.8	862.9	701.8
Intermediate Transportation	12.1	10.2	35.9	34.0
Other	11.1	11.9	43.6	44.5

	$117.4	$121.9	942.4	780.3

Gas Markets (in Bcf)
Gas Sales	11.0	11.9	116.9	120.6
End User Transportation	35.8	32.1	121.7	110.6

	46.8	44.0	238.6	231.2
Intermediate Transportation	100.7	153.7	348.8	473.9

	147.5	197.7	587.4	705.1

	Quarter		9 Months

	2002	2001	2002	2001

Percentage Colder (Warmer) Than Normal	N/M	N/M	(11.1)%	(8.1)%
Increase (Decrease) From Normal in:
Gas markets (in Bcf)	(1.8)	.6	(15.6)	(11.6)
Net income (in Millions)	$(1.5)	$.5	$(13.7)	$(10.2)

N/M — Not meaningful

Gas sales and end user transportation revenues in total decreased $5.6 million and increased $161.1 million in the 2002 third quarter and nine-month period, respectively. Revenues in the 2002 nine-month period reflect an increase in the gas commodity component of sales rates. During 2001, MichCon operated under the Gas Sales Program in which the gas commodity component of its sales rates was fixed at $2.95 per thousand cubic feet (Mcf). In January 2002, the Gas Sales Program ended and MichCon returned to a gas cost recovery mechanism (GCR) that allows for the recovery of reasonably and prudently incurred gas costs. MichCon’s sales rates included a gas commodity component of $3.62 per Mcf for January 2002 and $4.38 per Mcf for the remainder of the 2002 nine-month period compared to $2.95 per Mcf in 2001. End user transportation volumes and revenues also reflect deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Upon returning to the GCR mechanism in January 2002, MichCon has no commodity price risk associated with its prudently incurred gas costs. Accordingly, margins earned

Management’s Narrative Analysis of the Results of Operations

from selling gas and margins generated from providing end user transportation services are the same. Revenues were also negatively impacted by weather that was 69.6% warmer in the 2002 third quarter and 3% warmer in the 2002 nine-month period as compared to the same 2001 periods.

Intermediate transportation revenues increased $1.9 million in the 2002 third quarter and intermediate transportation deliveries decreased 53.0 billion cubic feet (Bcf) for the same period. Intermediate transportation revenues increased $1.9 million in the 2002 nine-month period and intermediate transportation deliveries decreased 125.1 Bcf. A significant portion of the volume decrease was due to lower storage requirements slightly offset by a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold decreased by $25.7 million and increased $121.7 million in the 2002 third quarter and nine-month period, respectively, primarily due to prices paid for gas supply and the impact in 2001 of a reduction in inventory gas. The average cost of gas sold decreased $2.38 per Mcf (52%) and increased $1.10 per Mcf (33%) for the 2002 third quarter and nine month period, respectively, from the comparable 2001 periods. MichCon recorded the benefits of a 17.5 Bcf inventory liquidation in the first half of 2001. The inventory liquidation was priced at $.38 per Mcf compared to an average gas purchase rate in 2001 of $3.64 per Mcf. Cost of gas was also affected by a decline in sales volumes due to warmer weather and the number of customers who have chosen to purchase gas from suppliers other than MichCon under the Customer Choice program.

Operation and maintenance expenses decreased $.4 million and increased $8.7 million for the 2002 third quarter and nine-month period. The nine-month period variance is primarily due to allocated expenses from DTE Energy, partially offset by lower accruals for injuries and damages. The allocation of expenses from DTE Energy is based upon an estimate of the costs incurred to support MichCon and is periodically reviewed and adjusted. Additionally, the comparison was affected by lost gas from storage fields resulting in a $5 million charge in the 2002 second quarter.

Taxes other than income decreased $7.8 million and $7.2 million for the 2002 third quarter and nine-month period, respectively, primarily due to a charge in the 2001 third quarter for the probable unfavorable resolution of pending tax appeals filed with various governments in 1996 and 1997.

Merger and restructuring costs were not incurred in the 2002 third quarter and nine-month period compared to $1.4 million and $103.4 million incurred in the comparable 2001 periods. Merger costs associated with the DTE Energy acquisition of MCN Energy consist primarily of system integration, relocation, legal, accounting and

Management’s Narrative Analysis of the Results of Operations

consulting costs. Restructuring charges were primarily associated with a work force reduction plan.

Property write-down and contract loss totaled $47.8 million for the 2002 nine-month period, due to a $33.2 million loss from the planned sale of MichCon’s former headquarters and a $14.6 million charge related to the termination of a contract for computer services.

Other income and deductions decreased $3.9 million and $8.1 million for the 2002 third quarter and nine-month period, respectively. The variance is primarily due to a $2.6 million loss and $9.3 million loss in the 2001 quarter and nine-month period, respectively, from its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). Partially offsetting the decreases for the 2002 nine-month period were higher interest costs.

Income taxes increased $11.0 million and $35.4 million for the 2002 third quarter and nine-month period, respectively, due to an increase in pre-tax earnings.

CAPITAL RESOURCES AND LIQUIDITY

	Nine Months
	September 30

	2002	2001

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities	$34	$85
Investing activities	(58)	(72)
Financing activities	43	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	$19	$(6)

Operating Activities

Net cash from operating activities decreased $51 million due to higher working capital requirements partially offset by higher net income, after adjusting for noncash items (depreciation, amortization, property write-down and contract losses and deferred taxes). The higher working capital requirements primarily reflect a significant increase in gas inventories due to management’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement during the 2001 calendar year. The decline in cash flow is also due to the under-recovery of gas costs incurred totaling $19 million. With the implementation of the GCR mechanism in January 2002, MichCon is allowed to recover its actual gas costs from gas customers. Any remaining under-recovery at year-end will be trued-up as part of 2002’s GCR reconciliation process.

Management’s Narrative Analysis of the Results of Operations

Investing Activities

Net cash used for investing activities declined $14 million reflecting declines in plant and equipment expenditures.

Financing Activities

Net cash related to financing activities increased $62 million reflecting the payment of $75 million in dividends in the 2001 nine-month period. Partially offsetting this increase was the issuance of less long- and short-term debt during the 2002 period, net of debt repayments.

PENSION AND POSTRETIREMENT COSTS

MichCon’s costs of providing pension and postretirement benefits are dependent upon a number of factors, such as the rates of return on plan assets, the discount rate and the rate of increase in health care costs. The market value of plan assets has been affected by sharp declines in the equity market since 2000. As a result, pension and postretirement costs could increase in future years without a substantial recovery in the equity markets. It is estimated that the increase in 2003 pension and postretirement costs could range from $20 million-$40 million, pre-tax, depending on actual plan asset returns, the discount rate and other actuarial assumptions that will not be determined until December 31, 2002. MichCon will initiate cost saving strategies to significantly offset the earnings impact of higher pension and postretirement costs.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 8 for a discussion of MichCon’s evaluation of the adoption of these new accounting pronouncements.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

MichCon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of MichCon’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14(c) and 15d — 14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the evaluation date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in MichCon’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date referenced in paragraph (a) above.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Thousands)
Operating Revenues	$117,440	$121,876	$942,418	$780,266

Operating Expenses
Cost of gas	30,169	55,894	530,686	408,996
Operation and maintenance	73,311	73,648	212,950	204,227
Depreciation and depletion	26,505	26,146	79,566	79,017
Taxes other than income	11,278	19,142	38,522	45,759
Merger and restructuring costs	—	1,412	—	103,376
Property write-down and contract losses	—	—	47,844	—

Total operating expenses	141,263	176,242	909,568	841,375

Operating Income (Loss)	(23,823)	(54,366)	32,850	(61,109)

Other Income and (Deductions)
Interest income	2,314	2,426	8,122	7,360
Interest on long-term debt	(11,510)	(12,129)	(37,015)	(33,294)
Other interest expense	(1,533)	(2,460)	(7,388)	(8,915)
Loss on investment in joint venture	—	(2,640)	—	(9,342)
Equity in earnings of joint ventures	575	566	1,677	1,894
Other	2,036	2,291	2,752	2,261

Total other income and (deductions)	(8,118)	(11,946)	(31,852)	(40,036)

Income (Loss) Before Income Taxes	(31,941)	(66,312)	998	(101,145)
Income Tax Provision (Benefit)	(12,043)	(23,057)	360	(35,096)

Net Income (Loss)	$(19,898)	$(43,255)	$638	$(66,049)

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30
	2002	December 31
	(Unaudited)	2001

(in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$22,753	$3,929
Accounts receivable
Customer (less allowance for doubtful accounts of $14,452 and $21,428, respectively)	94,350	143,660
Accrued unbilled revenues	32,203	110,300
Other	51,503	99,458
Accrued gas cost recovery revenue	33,389	14,401
Inventories
Gas	156,802	6,178
Material and supplies	14,703	15,013
Property taxes assessed applicable to future periods	30,224	52,289
Other	59,552	16,053

	495,479	461,281

Property, Plant and Equipment	3,083,887	3,065,415
Less accumulated depreciation and depletion	1,701,414	1,626,015

	1,382,473	1,439,400

Other Assets
Other investments	78,983	76,231
Notes receivable	84,468	85,176
Regulatory assets	42,683	43,356
Prepaid benefit costs and due from affiliate	276,258	229,530
Other	20,052	30,108

	502,444	464,401

	$2,380,396	$2,365,082

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$131,008	$137,181
Short-term borrowings	320,347	256,862
Current portion of long-term debt, including capital leases	23,644	21,130
Federal income, property and other taxes payable	19,568	52,461
Other	79,946	74,772

	574,513	542,406

Long-term debt, including capital lease obligations	754,661	778,577

Other Liabilities
Deferred income taxes	145,687	124,828
Unamortized investment tax credits	22,725	24,129
Regulatory liabilities	142,852	144,172
Accrued postretirement benefit costs	63,795	70,805
Accrued environmental costs	17,341	20,743
Other	38,252	39,238

	430,652	423,915

Contingencies (Note 5)
Shareholder’s Equity
Common stock $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	231,476	231,728
Retained earnings	378,794	378,156

	620,570	620,184

	$2,380,396	$2,365,082

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30

	2002	2001

(in Thousands)
Operating Activities
Net income (loss)	$638	$(66,049)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	86,317	86,511
Property write-down and contract losses	40,943	9,342
Deferred income taxes and investment tax credit, net	9,404	(12,205)
Changes in assets and liabilities:
Accounts receivable, net	97,265	58,259
Accrued unbilled revenues	78,097	109,339
Accrued gas cost recovery revenue	(18,989)	(92)
Inventories	(150,315)	(110,955)
Prepaid property tax	22,064	24,608
Prepaid benefit costs and due from affiliate	(46,728)	(956)
Accounts payable	(6,173)	25,088
Federal income, property and other taxes payable	(32,893)	(72,193)
Other	(45,109)	35,040

Net cash from operating activities	34,521	85,737

Investing Activities
Capital expenditures	(59,049)	(76,948)
Other	848	4,866

Net cash used for investing activities	(58,201)	(72,082)

Financing Activities
Issuance of long-term debt	—	198,382
Short-term borrowings, net	63,485	(79,376)
Retirement of long-term debt	(20,981)	(63,329)
Dividends paid	—	(75,000)

Net cash from (used for) financing activities	42,504	(19,323)

Net Increase (Decrease) in Cash and Cash Equivalents	18,824	(5,668)
Cash and Cash Equivalents at Beginning of Period	3,929	12,673

Cash and Cash Equivalents at End of Period	$22,753	$7,005

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$44,757	$33,066
Income taxes paid	—	11,156

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Nine Months Ended
	September 30

	2002	2001

(in Thousands)
Balance — beginning of period	$378,156	$494,648
Net income (loss)	638	(66,049)
Common stock dividends declared	—	(75,368)

Balance — end of period	$378,794	$353,231

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — GENERAL

The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

MichCon incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges consist primarily of system integration, relocation, legal, accounting and consulting costs that had the effect of decreasing earnings by $23 million ($15 million after tax) for the nine-month period ended September 30, 2001. Restructuring charges of $80 million ($52 million after tax) in the 2001 nine-month period, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 273 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing MichCon’s earnings by $103 million ($67 million after tax) for the 2001 nine-month period.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 — REGULATORY MATTERS

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan that included a comprehensive experimental three-year Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of September 30, 2002, MichCon has accrued a $33 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. Also, in July 2002, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision on MichCon’s 2002 GCR plan case. In that decision the ALJ recommended adoption of the MPSC Staff’s proposed $26.5 million reduction in gas cost due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. MichCon cannot predict the outcome and has not accrued an amount related to this matter.

On September 27, 2002, MichCon filed for approval of its 2003 GCR Plan. MichCon is requesting a maximum GCR factor of $4.14 per Mcf to be effective in monthly bills beginning with the January 2003 billing month. MichCon’s proposed 2003 rate is $0.24 per Mcf less than the current maximum 2002 GCR factor.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Customer Choice program. As of September 2002, approximately 187,000 customers are participating in the Customer Choice program.

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan that included an income sharing mechanism. The income sharing

Notes to the Consolidated Financial Statements (Unaudited)

mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, MichCon believes that no income sharing is required in 2001. In July 2002, the MPSC issued an order regarding MichCon’s 2001 income sharing. The MPSC ordered a hearing be held to determine the issue of the appropriate treatment of $766,000 of pipeline refunds received by MichCon during 2001. MichCon has made a filing regarding this matter and awaits further action by the MPSC.

MichCon is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position, results of operations and cash flows of MichCon.

NOTE 4 — UNUSUAL CHARGES

Property Write-down

In June 2002, MichCon recorded a $33.2 million pre-tax ($21.6 million net of taxes) loss from the planned sale of its former headquarters. The carrying value of the property was reduced to fair value based on the estimated selling price less cost to sell.

Contract Loss

In June 2002, MichCon recorded a $14.6 million pre-tax ($9.5 million net of taxes) charge related to the termination of a contract for computer services with an unrelated third party.

Joint Venture Investment Loss

In May 2001, MichCon recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). An additional loss of $2.6 million pre-tax ($1.7 million net of taxes) was recorded in September 2001.

NOTE 5 — CONTINGENCIES

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

Notes to the Consolidated Financial Statements (Unaudited)

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

Other Contingencies

Gas is purchased and sold to numerous companies, including those operating in the energy, steel and retail industries. A number of customers filed for bankruptcy in 2001, including certain Enron Corporation affiliates. MichCon had open transactions under a variety of agreements with bankrupt Enron affiliates, and had an aggregate net liability of $15 million to Enron. There are various netting agreements with Enron affiliates. Internal and external counsel are working to determine MichCon’s rights within these agreements. MichCon has accrued a reserve for its probable exposure in these bankruptcies. Management cannot predict the ultimate resolution of these matters, but currently does not believe their resolution will have a material impact to MichCon.

NOTE 6 — CROSS DEFAULT PROVISIONS

Substantially all of the net utility property of MichCon is subject to the lien of a Mortgage and Deed of Trust (Mortgage). Should MichCon fail to timely pay its indebtedness under the Mortgage, such failure will create cross defaults in substantially all of MichCon’s indebtedness.

NOTE 7 — SHORT TERM CREDIT ARRANGEMENTS AND BORROWINGS

On October 25, 2002, MichCon entered into a $200 million 364-day revolving credit facility and a $100 million three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for MichCon’s existing commercial paper program. These agreements require MichCon to maintain a debt to total capitalization ratio of no more than .65 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. MichCon is currently in compliance with these financial covenants.

NOTE 8 — NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets — Effective January 1, 2002, MichCon adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, MichCon had no recorded goodwill.

Notes to the Consolidated Financial Statements (Unaudited)

In connection with the adoption of SFAS No. 142, MichCon also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. MichCon’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $2 million and $7 million in the 2002 third quarter and nine month period, respectively, compared with approximately $2 million and $6 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the nine month period of 2002. The gross carrying amount of intangible assets and accumulated amortization at September 30, 2002 were $158 million and $43 million, respectively. Amortization expense of intangible assets is estimated to be $9 million annually for 2002 through 2006.

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

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of September 30, 2002, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows and retained earnings for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 4, 2002

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

15-5	Awareness Letter of Deloitte & Touche LLP.

99-3	364-Day Credit Agreement dated as of October 25, 2002 ($200 million).

99-4	Three-Year Credit Agreement dated as of October 25, 2002 ($100 million).

99-5	Chief Executive Officer Certification of Periodic Report.

99-6	Chief Financial Officer Certification of Periodic Report.

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date:	November 13, 2002	By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

FORM 10-Q CERTIFICATION

I, Anthony F. Earley, Jr., Chairman, President, Chief Executive and Chief Operating Officer of Michigan Consolidated Gas Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Michigan Consolidated Gas Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR.	Date: November 13, 2002
Anthony F. Earley, Jr.
Chairman, President, Chief Executive and
Chief Operating Officer of
Michigan Consolidated Gas Company

FORM 10-Q CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of Michigan Consolidated Gas Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Michigan Consolidated Gas Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR	Date: November 13, 2002
David E. Meador
Senior Vice President and
Chief Financial Officer of
Michigan Consolidated Gas Company

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q for Quarter Ended September 30, 2002
File No. 1-7310

Exhibit Index

Exhibit
Number	Description

15.5	Awareness Letter of Deloitte & Touche LLP.

99.3	364-Day Credit Agreement dated as of October 25, 2002 ($200 million)
99.4	Three-Year Credit Agreement dated as of October 25, 2002 ($100 million)
99.5	Chief Executive Officer Certification of Periodic Report
99.6	Chief Financial Officer Certification of Periodic Report