Form 10-Q
period 2003-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2003-05-15
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

Commission file number 1-7310

The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478040 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

MICHIGAN CONSOLIDATED GAS COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PAGE
NUMBER

DEFINITIONS	1
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	8
Consolidated Statement of Financial Position	9
Consolidated Statement of Cash Flows	10
Consolidated Statement of Retained Earnings	11
Notes to Consolidated Financial Statements	12
Independent Accountants’ Report	14
Item 2. Management’s Narrative Analysis of the Results of Operations	4
Item 4. Controls and Procedures	7
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15
SIGNATURE	16
CERTIFICATIONS	17

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and subsidiary companies.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy).

FERC	Federal Energy Regulatory Commission, a federal agency that determines the rates and regulations of interstate pipelines.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 permitting MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN Energy	MCN Energy Group Inc. and subsidiary companies.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

/d	Added to various units of measure to denote units per day.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	implementation of gas Customer Choice programs;

•	implementation of gas utility restructuring in Michigan;

•	employee relations;

•	capital market conditions and access to capital markets and other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of natural gas;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rates;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

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

MichCon reported net income of $74.7 million for the first quarter of 2003 compared to net income of $54.1 million in the 2002 first quarter. The increase was primarily due to higher weather related demand and a lower effective tax rate partially, offset by increased operation and maintenance cost.

Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues	$61.6
Cost of gas	(36.6)

Gross margin	25.0
Operation and maintenance	(11.9)
Depreciation, depletion and amortization	1.3
Other (income) and deductions	1.2
Income tax provision	5.0

Net income	$20.6

Operating revenues increased $61.6 million in the first quarter of 2003, reflecting increased contributions from weather related sales and higher Gas Cost Recovery (GCR) revenues.

	Quarter

Gas Markets (in Millions)	2003	2002

Gas Sales	$561.1	$526.3
End User Transportation	57.2	31.6

	$618.3	$557.9

Intermediate Transportation	13.4	12.1
Other	20.0	20.1

	$651.7	$590.1

Gas Markets (in Bcf)
Gas Sales	80.0	76.3
End User Transportation	60.8	48.1

	140.8	124.4
Intermediate Transportation	174.5	137.3

	315.3	261.7

Gas sales and end user transportation revenues in total increased $60.4 million in the 2003 first quarter due primarily to $27.7 million in weather related demand and an associated increase of $31.5 million in Gas Cost Recovery (GCR) revenues. Upon returning to the GCR mechanism in January 2002, MichCon has no commodity price risk associated with its prudently incurred gas costs. End user transportation volumes and revenues also reflect deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice customers are the same.

Intermediate transportation revenues increased $1.3 million in the 2003 first quarter and intermediate transportation deliveries increased 37.2 billion cubic feet (Bcf) for the same period. A significant portion of the volume increase was due to increased weather demand and storage requirements combined with a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased by $36.6 million in the first quarter of 2003. The increase was due primarily to increased volumes due to colder weather in 2003. The average cost of gas sold increased $.19 per Mcf (3.9%) from the comparable 2002 period.

Operation and maintenance expenses increased $11.9 million for the 2003 first quarter compared to the same period in 2002 due to higher employee pension and health care benefit costs and increased costs associated with customer service process improvements. As a result of the continued increase in operating costs, MichCon expects to file a rate case in the latter half of 2003.

Other income and deductions decreased $1.2 million in the 2003 first quarter primarily due to lower interest expense associated with long term debt.

Income taxes decreased $5.0 million for the 2003 first quarter compared to the same period in 2002. The income tax provision was favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

CAPITAL RESOURCES AND LIQUIDITY

	Three Months
	March 31
	2003	2002

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities	$216	$73
Investing activities	(287)	(19)
Financing activities	66	(58)

Net Decrease in Cash and Cash Equivalents	$(5)	$(4)

Operating Activities

Net cash from operating activities increased $143 million due to increases in net income, utilization of gas in inventory and gas inventory equalization and a decrease in unbilled revenues, offset by increases in accounts receivable due to higher volumes.

Investing Activities

Net cash used for investing activities increased $268 million reflecting an increase in intercompany loans to DTE Energy, resulting from temporary excess cash.

Financing Activities

Net cash related to financing activities increased $124 million reflecting the issuance of $200 million in debt, partially offset by a reduction in short term borrowings, retirement of long-term debt and the payment of a dividend in the first quarter of 2003.

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

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months
	March 31
(in Thousands)	2003	2002

Operating Revenues	$651,666	$590,062

Operating Expenses
Cost of gas	420,722	384,092
Operation and maintenance	78,080	66,229
Depreciation, depletion and amortization	25,211	26,521
Taxes other than income	16,536	16,570

	540,549	493,412

Operating Income	111,117	96,650

Other (Income) and Deductions
Interest on long-term debt	13,994	13,632
Other interest expense	452	1,951
Interest income	(2,579)	(3,443)
Equity in earnings of joint ventures	(572)	(611)
Other	(323)	596

	10,972	12,125

Income Before Income Taxes	100,145	84,525
Income Tax Provision	25,438	30,396

Net Income	$74,707	$54,129

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2003	December 31
(in Thousands)	(Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$1,642	$7,025
Accounts receivable
Customer (less allowance for doubtful accounts of $30,348 and $26,894, respectively)	288,348	156,476
Accrued unbilled revenues	72,673	116,061
Other	73,030	73,233
Accrued gas cost recovery revenue	70,370	21,706
Notes receivable from affiliate	268,832	—
Inventories
Gas	8,388	54,623
Material and supplies	15,405	14,460
Other	32,398	53,193

	831,086	496,777

Property, Plant and Equipment	3,120,907	3,108,176
Less accumulated depreciation, depletion and amortization	1,744,054	1,722,746

	1,376,853	1,385,430

Other Assets
Other investments	80,889	79,355
Notes receivable	83,967	84,220
Regulatory assets	43,163	42,459
Prepaid benefit costs and due from affiliate	301,959	291,834
Other	34,473	31,194

	544,451	529,062

	$2,752,390	$2,411,269

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$144,272	$104,457
Short-term borrowings	32,280	122,918
Current portion of long-term debt, including capital leases	166,943	98,588
Federal income, property and other taxes payable	48,064	32,391
Regulatory liabilities	26,529	29,696
Gas inventory equalization	150,241	—
Other	60,718	83,015

	629,047	471,065

Other Liabilities
Deferred income taxes	133,609	129,912
Regulatory liabilities	147,010	142,198
Unamortized investment tax credit	21,638	22,100
Accrued postretirement benefit costs	78,714	76,765
Accrued environmental costs	17,292	17,535
Other	44,928	34,165

	443,191	422,675

Long-term debt, including capital lease obligations	778,804	678,101

Commitments and Contingencies (Note 5)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10,300	10,300
Additional paid in capital	430,356	430,643
Retained earnings	460,692	398,485

	901,348	839,428

	$2,752,390	$2,411,269

See Notes to the Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31

	2003	2002

(in Thousands)
Operating Activities
Net income	$74,707	$54,129
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	25,211	26,521
Deferred income taxes and investment tax credit, net	(2,558)	15,502
Changes in assets and liabilities:
Accounts receivable, net	(131,669)	(35,862)
Accrued unbilled revenues	43,388	5,458
Inventories	45,289	4,161
Property taxes assessed applicable to future periods	(7,641)	8,617
Prepaid benefit costs and due from affiliate	(7,633)	(15,422)
Accrued gas cost recovery	(48,664)	(55,157)
Accounts payable	39,815	28,585
Gas inventory equalization	150,241	67,364
Federal income, property and other taxes payable	13,802	7,186
Other	21,136	(37,801)

Net cash from operating activities	215,424	73,281

Investing Activities
Capital expenditures	(14,916)	(19,241)
Notes receivable from affiliate	(268,832)	—
Other	(3,219)	48

Net cash used for investing activities	(286,967)	(19,193)

Financing Activities
Issuance of long-term debt	199,274	—
Redemption of long-term debt	(29,975)	(969)
Short-term borrowings, net	(90,639)	(57,009)
Dividends paid	(12,500)	—

Net cash from (used for) financing activities	66,160	(57,978)

Net Decrease in Cash and Cash Equivalents	(5,383)	(3,890)
Cash and Cash Equivalents at Beginning of Period	7,025	3,929

Cash and Cash Equivalents at End of Period	$1,642	$39

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$14,051	$14,210

Income taxes paid	$14,000	$—

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	March 31

	2003	2002

(in Thousands)
Balance — beginning of period	$398,485	$378,156
Net income	74,707	54,129
Common stock dividends declared	(12,500)	—

Balance — end of period	$460,692	$432,285

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in our 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The consolidated financial statements are unaudited, but in our opinion, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year.

We reclassified some prior year balances to match the current year’s presentation.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 had an immaterial impact on the consolidated financial statements.

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003 we estimated that we had approximately $400 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

NOTE 3 — REGULATORY MATTERS

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory

Reform Plan, which included a comprehensive experimental three-year gas Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to a GCR mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of December 31, 2002, MichCon has accrued a $22 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. On March 12, 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. Although MichCon recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case. In addition, we filed an appeal of the March 12, 2003 MPSC order with the Michigan Court of Appeals.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers are eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of March 2003, approximately 160,000 customers are participating in the gas Customer Choice program.

NOTE 4 — LONG TERM DEBT

In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemption and general corporate purposes.

NOTE 5 — CONTINGENCIES

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

See Note 3 for a discussion of contingencies related to Regulatory Matters.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, cash flows, and retained earnings for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and retained earnings for the year then ended (not presented herein); and in our report dated February 11, 2003 (March 12, 2003 as to Note 17), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2003

PART II — OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

4-3	Fourth Supplemental Indenture, dated as of February 15, 2003, establishing the 5.70% Senior Notes, Series A due 2033
4-4	Thirty-seventh Supplemental Indenture, dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033
15-6	Awareness Letter of Deloitte & Touche LLP
99-9	Chief Executive Officer Certification of Periodic Report
99-10	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K

We filed a report on Form 8-K during the first quarter ended March 31, 2003 dated February 11, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 14, 2003	By:	/s/ DANIEL G. BRUDZYNSKI

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR	Date: May 14, 2003

Anthony F. Earley, Jr. Chairman, President, Chief Executive and Chief Operating Officer of Michigan Consolidated Gas Company

FORM 10-Q CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of Michigan Consolidated Gas Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Michigan Consolidated Gas Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR	Date: May 14, 2003

David E. Meador Senior Vice President and Chief Financial Officer of Michigan Consolidated Gas Company

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q for Quarter Ended March 31, 2003
File No. 1-7310

Exhibit Index

Exhibit
Number	Description

4-3	Fourth Supplemental Indenture, dated as of February 15, 2003, establishing the 5.70% Senior Notes, Series A due 2033
4-4	Thirty-seventh Supplemental Indenture, dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033
15-6	Awareness Letter of Deloitte & Touche LLP
99-9	Chief Executive Officer Certification of Periodic Report
99-10	Chief Financial Officer Certification of Periodic Report