Form 10-Q
period 2003-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2003-08-14
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

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

Yes ☐ No ☒

MICHIGAN CONSOLIDATED GAS COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PAGE
NUMBER

DEFINITIONS	3
FORWARD-LOOKING STATEMENTS	5
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	10
Consolidated Statement of Financial Position	11
Consolidated Statement of Cash Flows	12
Consolidated Statement of Retained Earnings	13
Notes to Consolidated Financial Statements	14
Independent Accountants’ Report	17
Item 2. Management’s Narrative Analysis of the Results of Operations	6
Item 4. Controls and Procedures	9
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURE	19

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and subsidiary companies.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (formerly MCN Energy).

FERC	Federal Energy Regulatory Commission, a federal agency that determines the rates and regulations of interstate pipelines.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 permitting MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN Energy	MCN Energy Group Inc. and subsidiary companies.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

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

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported losses of $11 million and earnings of $64 million for the second quarter and six-month period of 2003, respectively, compared with losses of $34 million and earnings of $21 million for the comparable 2002 periods. The reduced loss in the second quarter and the higher earnings for the six-month period were primarily due to charges recorded in the second quarter of 2002 from the planned sale of our former headquarters and the termination of a contract for computer services and higher gross margins in 2003.

	Quarter	Six Months

Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues	$49	$111
Cost of gas	(44)	(81)

Gross margin	5	30
Operation and maintenance	(10)	(21)
Depreciation, depletion and amortization	(1)	—
Taxes other than income	(2)	(3)
Property write-down and contract losses	43	43
Other (income) and deductions	2	3
Income tax provision	(14)	(9)

Net income	$23	$43

Operating revenues increased $49 million and $111 million in the second quarter and six-month period of 2003, respectively, reflecting increased gas sales and end user transportation revenues.

	Quarter		Six Months

	2003	2002	2003	2002

Gas Markets (in Millions)
Gas sales	$227	$185	$788	$711
End user transportation	28	26	85	58

	255	211	873	769
Intermediate transportation	12	12	26	24
Other	17	12	37	32

	$284	$235	$936	$825

Gas Markets (in Bcf)
Gas sales	32	29	112	106
End user transportation	25	38	86	86

	57	67	198	192
Intermediate transportation	130	117	304	258

	187	184	502	450

Gas sales and end user transportation revenues in total increased $44 million and $104 million in the second quarter and six-month period of 2003, respectively. The increase is due primarily to an increase in Gas Cost Recovery (GCR) revenues of $47 million and $79 million for the second quarter and six-month period of 2003, respectively. Also, the increase for the six-month period of 2003 is due to $28 million in weather related demand. Since returning to the GCR mechanism in January 2002, MichCon has no commodity price risk associated with its prudently incurred gas costs. End user transportation revenues reflect higher rates and lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same.

Intermediate transportation revenues remained unchanged in the 2003 second quarter and intermediate transportation deliveries increased 13 billion cubic feet (Bcf) for the same period. Intermediate transportation revenues increased $2 million for the six-month period of 2003 and intermediate transportation deliveries increased 46 billion cubic feet (Bcf) for the same period. A significant portion of the volume increase was due to storage requirements combined with a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs. Cost of gas sold increased by $44 million and $81 million in the second quarter and six-month period of 2003, respectively. The average cost of gas sold increased $1.26 per Mcf (33.4%) and $.47 per Mcf (10.1%) for the second quarter and six-month period, respectively, from the comparable 2002 periods.

Operation and maintenance expenses increased $10 million and $21 million for the second quarter and six-month period, respectively, from the comparable 2002 periods due to higher employee pension and health care benefit costs, higher uncollectible accounts expense and increased costs associated with customer service process improvements. As a result of the continued increase in operating costs, MichCon expects to file a rate case in the latter half of 2003.

Property write-down was $5 million in 2003 due to an additional charge from the planned sale of our former headquarters. The 2002 second quarter property write-down and contract loss included a $33 million charge from the planned sale of our former headquarters and a $15 million charge related to the termination of a contract for computer services (Note 6).

Other income and deductions decreased $2 million and $3 million for the 2003 second quarter and six-month period, respectively, primarily due to lower interest expense associated with long term debt.

Income taxes increased $14 million and $9 million for the 2003 second quarter and six-month period, respectively, due to an increase in pre-tax earnings. The income tax provision for the six-month period of 2003 was favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

CAPITAL RESOURCES AND LIQUIDITY

	Six Months Ended
	June 30

	2003	2002

(in Millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities	$254	$153
Investing activities	(121)	(35)
Financing activities	(139)	(120)

Net Decrease in Cash and Cash Equivalents	$(6)	$(2)

Operating Activities

Net cash from operating activities increased $101 million during the 2003 six-month period as compared to the same 2002 period primarily due to improved working capital, specifically accounts payable and gas in inventory, partially offset by a decline in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes, property write-down and contract losses).

Investing Activities

Net cash used for investing activities increased $86 million reflecting an intercompany loan to DTE Energy, resulting from temporary excess cash.

Financing Activities

Net cash used for financing activities increased $19 million reflecting the redemption of long-term debt, reduction of short-term borrowings and the payment of a dividend, partially offset by the issuance of $200 million of long-term debt (Note 5).

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this report, and have concluded that, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b) Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

(in Millions)
Operating Revenues	$284	$235	$936	$825

Operating Expenses
Cost of gas	160	116	581	500
Operation and maintenance	83	73	161	140
Depreciation, depletion and amortization	28	27	53	53
Taxes other than income	13	11	30	27
Property write-down and contract losses (Note 6)	5	48	5	48

	289	275	830	768

Operating Income (Loss)	(5)	(40)	106	57

Other (Income) and Deductions
Interest expense	14	16	29	32
Interest income	(3)	(2)	(6)	(6)
Other	(1)	(2)	(2)	(2)

	10	12	21	24

Income (Loss) Before Income Taxes	(15)	(52)	85	33
Income Tax Provision (Benefit)	(4)	(18)	21	12

Net Income (Loss)	$(11)	$(34)	$64	$21

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30
	2003	December 31
	(Unaudited)	2002

(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $34 and $27, respectively)	173	157
Accrued unbilled revenues	20	116
Other	55	73
Accrued gas cost recovery revenue	81	22
Notes receivable from affiliate	81	—
Inventories
Gas	32	55
Material and supplies	15	14
Other	34	53

	492	497

Property, Plant and Equipment	3,129	3,108
Less accumulated depreciation, depletion and amortization	1,763	1,723

	1,366	1,385

Other Assets
Other investments	82	79
Notes receivable	84	84
Regulatory assets	61	43
Prepaid benefit costs and due from affiliate	312	292
Other	26	31

	565	529

	$2,423	$2,411

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$134	$104
Short-term borrowings	3	123
Current portion of long-term debt, including capital leases	3	99
Federal income, property and other taxes payable	23	32
Regulatory liabilities	26	30
Gas inventory equalization (Note 4)	75	—
Other	56	83

	320	471

Other Liabilities
Deferred income taxes	150	130
Regulatory liabilities	142	142
Unamortized investment tax credit	21	22
Accrued postretirement benefit costs	78	77
Accrued environmental costs	17	18
Other	38	34

	446	423

Long-term debt, including capital lease obligations	777	678

Commitments and Contingencies (Note 7)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	433	431
Retained earnings	437	398

	880	839

	$2,423	$2,411

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30

	2003	2002

(in Millions)
Operating Activities
Net income	$64	$21
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	53	53
Property write-down and contract losses	5	45
Deferred income taxes and investment tax credit, net	—	22
Changes in assets and liabilities:
Accounts receivable, net	2	27
Accrued unbilled revenues	96	78
Inventories	22	1
Property taxes assessed applicable to future periods	2	17
Prepaid benefit costs and due from affiliate	(18)	(30)
Accrued gas cost recovery	(59)	(38)
Accounts payable	30	(24)
Gas inventory equalization	75	22
Federal income, property and other taxes payable	(9)	(16)
Other	(9)	(25)

Net cash from operating activities	254	153

Investing Activities
Capital expenditures	(37)	(35)
Notes receivable from affiliate	(81)	—
Other	(3)	—

Net cash used for investing activities	(121)	(35)

Financing Activities
Issuance of long-term debt (Note 5)	199	—
Redemption of long-term debt	(193)	(20)
Short-term borrowings, net	(120)	(100)
Dividends paid	(25)	—

Net cash used for financing activities	(139)	(120)

Net Decrease in Cash and Cash Equivalents	(6)	(2)
Cash and Cash Equivalents at Beginning of Period	7	4

Cash and Cash Equivalents at End of Period	$1	$2

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$28	$26
Income taxes paid	14	—

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Six Months Ended
	June 30

	2003	2002

(in Millions)
Balance — beginning of period	$398	$378
Net income	64	21
Common stock dividends declared	(25)	—

Balance — end of period	$437	$399

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003, we estimated that we had approximately $400 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

NOTE 3 — REGULATORY MATTERS

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan, which included a comprehensive experimental three-year gas Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to a GCR mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per

Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. On March 12, 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. Although MichCon recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case. In addition, we filed an appeal of the March 12, 2003 MPSC order with the Michigan Court of Appeals. The 2002 GCR reconciliation case was filed with the MPSC in February 2003. A final order in this proceeding is not expected until early 2004.

On July 23, 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of June 30, 2003, MichCon has accrued a $81 million regulatory asset representing the under-recovery of actual gas costs incurred. It is expected that the billing of the $5.75 GCR rate will eliminate the under-recovery by year-end 2003.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers are eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Customer Choice program. As of June 2003, approximately 132,000 customers are participating in the Customer Choice program.

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

NOTE 5 — LONG TERM DEBT

In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemption.

NOTE 6 — UNUSUAL CHARGES

Property Write-down

In June 2002, we recorded a $33 million pre-tax ($22 million net of taxes) charge from the planned sale of our former headquarters. An additional $5 million pre-tax ($4 million net of taxes) charge was recorded in June 2003 to further reduce the carrying value of the property to fair value based on the estimated selling price less cost to sell.

Contract Loss

In June 2002, we recorded a $15 million pre-tax ($10 million net of taxes) charge related to the termination of a contract for computer services with an unrelated third party.

NOTE 7 — CONTINGENCIES

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

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of June 30, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows and retained earnings for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
August 14, 2003

LEGAL PROCEEDINGS
We are involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include contract disputes, environmental reviews and investigations, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved. For additional discussion on legal matters, see the Notes to the Consolidated Financial Statements.

OTHER INFORMATION
None.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

Filed:

15-7	Awareness Letter of Deloitte & Touche LLP

31-1	Chief Executive Officer Section 302 Form 10-Q Certification

31-2	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report

(b)   Reports on Form 8-K

During the quarterly period ended June 30, 2003, we filed a Current Report on Form 8-K covering matters pursuant to Item 7. Exhibits and Item 9. Information Provided Under Item 12 (Results of Operations and Financial Condition) filed and dated May 2, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date: August 13, 2003	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description

Filed:
15-7	Awareness Letter of Deloitte & Touche LLP

31-1	Chief Executive Officer Section 302 Form 10-Q Certification

31-2	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:
32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report