Form 10-Q
period 2003-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2003-11-07
CIK 65632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

Commission file number 1-7310

     The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

Michigan Consolidated Gas Company

(Exact name of registrant as specified in its charter)

Michigan	38-0478040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

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

Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐          No ☑

DEFINITIONS
FORWARD-LOOKING STATEMENTS
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
CONTROLS AND PROCEDURES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INDEPENDENT ACCOUNTANTS’ REPORT
OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Awareness Letter of Deloitte & Touche LLP
Chief Executive Officer Section 302 Certification
Chief Financial Officer Section 302 Certification
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
364-Day Credit Agreement
Three Year Credit Agreement

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

		Page
		Number

Definitions		2
Forward-Looking Statements		3
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Operations	7
	Consolidated Statement of Financial Position	8
	Consolidated Statement of Cash Flows	9
	Consolidated Statement of Retained Earnings	10
	Notes to Consolidated Financial Statements	11
	Independent Accountants’ Report	14
Item 2.	Management’s Narrative Analysis of the Results of Operations	4
Item 4.	Controls and Procedures	6
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signature		16

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and subsidiary companies.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (successor to MCN Energy) and subsidiaries.

FERC	Federal Energy Regulatory Commission.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 permitting MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

FORWARD-LOOKING STATEMENTS

      Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	implementation of gas Customer Choice programs;

•	implementation of gas utility restructuring in Michigan;

•	employee relations and the impact of collective bargaining agreements;

•	capital market conditions and access to capital markets and other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of natural gas;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations; and

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other related business issues.

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

      MichCon reported losses of $37 million and earnings of $27 million for the third quarter and nine-month period of 2003, respectively, compared with losses of $20 million and earnings of $1 million for the comparable 2002 periods. Results for both the 2003 quarter and nine-month period were impacted by increases in operation and maintenance expenses due to higher employee pension and health care benefit costs, higher uncollectible accounts expense and increased costs associated with customer service process improvements. Higher earnings for the 2003 nine-month period were primarily due to improved gross margins, as well as charges recorded in the second quarter of 2002 from the planned sale of our former headquarters and the termination of a contract for computer services.

	Quarter	Nine Months

	(In millions)
Increase (Decrease) in Income Compared to Prior Year
Operating revenues	$25	$136
Cost of gas	(25)	(106)

Gross margin	—	30
Operation and maintenance	(17)	(38)
Depreciation, depletion and amortization	—	—
Taxes other than income	(1)	(4)
Property write-down and contract losses	—	43
Other (income) and deductions	(1)	2
Income tax provision	2	(7)

Net income	$(17)	$26

      Operating revenues increased $25 million and $136 million in the third quarter and nine-month period of 2003, respectively, reflecting increased gas sales and varying end user transportation revenues.

	Quarter		Nine Months

	2003	2002	2003	2002

	(In millions)
Gas Markets
Gas sales	$97	$72	$885	$783
End user transportation	19	22	104	80

	116	94	989	863
Intermediate transportation	12	12	38	36
Other	14	11	51	43

	$142	$117	$1,078	$942

Gas Markets (in Bcf)
Gas sales	12	11	124	117
End user transportation	27	36	113	122

	39	47	237	239
Intermediate transportation	139	107	443	365

	178	154	680	604

      Gas sales and end user transportation revenues in total increased $22 million and $126 million in the third quarter and nine-month period of 2003, respectively. The increase is due primarily to an increase in Gas Cost

Recovery (GCR) revenues of $23 million and $102 million for the third quarter and nine-month period of 2003, respectively. Also, the increase for the nine-month period of 2003 is due to $30 million in weather related demand. Since returning to the GCR mechanism in January 2002, MichCon has no commodity price risk associated with its prudently incurred gas costs. End user transportation revenues for the nine-month period reflect higher rates and lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same. There were approximately 124,000 customers participating in the Customer Choice program at September 30, 2003, compared with approximately 190,000 customers at December 31, 2002.

      Intermediate transportation revenues remained unchanged in the 2003 third quarter and increased $2 million for the 2003 nine-month period. Intermediate transportation deliveries increased 32 billion cubic feet (Bcf) in the 2003 third quarter and 78 Bcf in the 2003 nine-month period. A significant portion of the volume increase was due to storage requirements combined with a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

      Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs. Cost of gas sold increased by $25 million and $106 million in the third quarter and nine-month period of 2003, respectively. The average cost of gas sold increased $1.85 per Mcf (82.9%) and $.56 per Mcf (12.5%) for the third quarter and nine-month period, respectively, from the comparable 2002 periods.

      Operation and maintenance expenses increased $17 million and $38 million for the third quarter and nine-month period, respectively, from the comparable 2002 periods due to higher employee pension and health care benefit costs, higher uncollectible accounts expense and increased costs associated with customer service process improvements. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in inventory reductions and improvements in technology systems, among other enhancements. As a result of the continued increase in operating costs, MichCon filed a rate case in September of 2003 requesting a $194 million increase in annual service and distribution charges (Note 3).

      Property write-down and contract losses declined $43 million in the 2003 nine-month period. During the 2002 second quarter, we recorded a $33 million charge for an anticipated loss from the planned sale of our former headquarters and a $15 million charge related to the termination of a contract for computer services. During the 2003 second quarter we recorded an additional $5 million charge for the planned sale of our former headquarters (Note 6).

      Income taxes decreased $2 million and increased $7 million for the 2003 third quarter and nine-month period, respectively, due to variations in pre-tax earnings. Income taxes in 2003 were favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

Capital Resources and Liquidity

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities	$52	$35
Investing activities	(69)	(58)
Financing activities	12	42

Net Increase (Decrease) in Cash and Cash Equivalents	$(5)	$19

Operating Activities

      Net cash from operating activities increased $17 million during the 2003 nine-month period as compared to the same 2002 period primarily due to improved working capital, specifically gas in inventory and accounts payable, partially offset by accounts receivable and a decline in net income, after adjusting for non-cash items (depreciation, depletion and amortization, deferred taxes, and property write-down and contract losses). Economic conditions and prior billing issues have resulted in an increase in past due receivables. We are focusing our collection efforts; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating cash flows.

Investing Activities

      Net cash used for investing activities increased $11 million reflecting increases in plant and equipment expenditures.

Financing Activities

      Net cash from financing activities decreased $30 million reflecting the increased redemption of long-term debt, the payment of a dividend and reduced short-term borrowings, partially offset by the issuance of $200 million of long-term debt (Note 4).

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$142	$117	$1,078	$942

Operating Expenses
Cost of gas	56	31	637	531
Operation and maintenance	90	73	251	213
Depreciation, depletion and amortization	26	26	79	79
Taxes other than income	12	11	42	38
Property write-down and contract losses (Note 6)	—	—	5	48

	184	141	1,014	909

Operating Income (Loss)	(42)	(24)	64	33

Other (Income) and Deductions
Interest expense	13	12	42	44
Interest income	(2)	(2)	(8)	(8)
Other	(2)	(2)	(4)	(4)

	9	8	30	32

Income (Loss) Before Income Taxes	(51)	(32)	34	1
Income Tax Provision (Benefit)	(14)	(12)	7	—

Net Income (Loss)	$(37)	$(20)	$27	$1

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$2	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $38 and $27, respectively)	110	157
Accrued unbilled revenues	29	116
Other	75	73
Accrued gas cost recovery revenue	64	22
Inventories
Gas	158	55
Material and supplies	14	14
Other	78	53

	530	497

Property, Plant and Equipment	3,156	3,108
Less accumulated depreciation, depletion and amortization	1,787	1,723

	1,369	1,385

Other Assets
Other investments	83	79
Notes receivable	83	84
Regulatory assets	60	43
Prepaid benefit costs and due from affiliate	323	292
Other	11	31

	560	529

	$2,459	$2,411

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$128	$104
Short-term borrowings	168	123
Current portion of long-term debt, including capital leases	3	99
Federal income, property and other taxes payable	4	32
Regulatory liabilities	26	30
Other	61	83

	390	471

Other Liabilities
Deferred income taxes	170	130
Regulatory liabilities	139	142
Unamortized investment tax credit	21	22
Accrued postretirement benefit costs	78	77
Accrued environmental costs	17	18
Other	38	34

	463	423

Long-term debt, including capital lease obligations	776	678

Commitments and Contingencies (Note 7)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	431
Retained earnings	388	398

	830	839

	$2,459	$2,411

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Operating Activities
Net income	$27	$1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	79	79
Property write-down and contract losses	5	41
Deferred income taxes and investment tax credit, net	12	9
Changes in assets and liabilities:
Accounts receivable, net	45	97
Accrued unbilled revenues	87	78
Inventories	(103)	(150)
Property taxes assessed applicable to future periods	(5)	22
Prepaid benefit costs and due from affiliate	(29)	(47)
Accrued gas cost recovery	(42)	(19)
Accounts payable	24	(6)
Federal income, property and other taxes payable	(28)	(33)
Other	(20)	(37)

Net cash from operating activities	52	35

Investing Activities
Capital expenditures	(67)	(59)
Other	(2)	1

Net cash used for investing activities	(69)	(58)

Financing Activities
Issuance of long-term debt (Note 4)	199	—
Redemption of long-term debt	(194)	(21)
Short-term borrowings, net	44	63
Dividends paid	(37)	—

Net cash from financing activities	12	42

Net Increase (Decrease) in Cash and Cash Equivalents	(5)	19
Cash and Cash Equivalents at Beginning of Period	7	4

Cash and Cash Equivalents at End of Period	$2	$23

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$47	$45
Income taxes paid	14	—

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Balance — beginning of period	$398	$378
Net income	27	1
Common stock dividends declared	(37)	—

Balance — end of period	$388	$379

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

      If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, our distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of retirement, therefore no liability has been recorded for these assets. The adoption of SFAS No. 143 had an immaterial impact on the consolidated financial statements.

      SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003, we had approximately $400 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

Note 3 — Regulatory Matters

Gas Rate Plan

      On September 30, 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. Although a final order relating to the base rate increase request is not anticipated prior to the fourth quarter of 2004, MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004.

      Primary factors that necessitate MichCon’s request for increased base rates include significant increases in routine and mandated infrastructure improvements, increased operation and maintenance expenses, including employee pension and health care costs, and a decline in customer consumption. The filing also requests a permanent capital structure based on 50% debt and 50% equity, and a proposed return on equity (ROE) of 11.5%. MichCon is also proposing a symmetrical ROE sharing mechanism which would provide that shareholders retain all earnings within a 1% band above and below the authorized ROE. If the actual ROE falls outside of the band, customers would share between 20% and 80% of the excess or shortfall of earnings, depending on actual ROE.

      On September 30, 2003, MichCon also filed an application with the MPSC for the approval of depreciation rates, which will result in a modest increase in its composite depreciation rate. The Company anticipates that any depreciation change will be implemented contemporaneously with a MPSC order in MichCon’s base rate case.

Gas Industry Restructuring

      In December 2001, the MPSC approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers are eligible and by April 2004, all of MichCon’s 1.2 million customers may participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Customer Choice program. As of September 2003, approximately 124,000 customers are participating in the Customer Choice program.

Gas Cost Recovery Proceedings

      2002 Plan Year — In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. On March 12, 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. Although we have recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case. In addition, we filed an appeal of the March 12, 2003 MPSC order with the Michigan Court of Appeals. The 2002 GCR reconciliation case was filed with the MPSC in February 2003. Intervening parties in this proceeding are seeking to have the MPSC disallow an additional approximately $34 million representing unbilled revenues at December 2001 and the Enron bankruptcy settlement. A final order in this proceeding is not expected until 2004.

      2003 Plan Year — On July 23, 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of September 30, 2003, MichCon has accrued a $64 million regulatory asset representing the under-recovery of actual gas costs incurred. It is expected that the billing of the $5.75 GCR rate will substantially eliminate the under-recovery by year-end 2003.

      2004 Plan Year — On September 30, 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR Plan Case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR Plan Case reflects a 15-month transitional period, January 2004 through March 2005. Under our transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices thereby minimizing the possibility of a GCR under recovery.

      We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

Note 4 — Long Term Debt

      In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemptions.

Note 5 — Short Term Credit Arrangements and Borrowings

      On October 24, 2003, MichCon entered into a $162.5 million 364-day revolving credit facility and a $162.5 million three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for MichCon’s existing commercial paper program. These agreements require MichCon to maintain a debt to total capitalization ratio of no more than .65 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. MichCon is currently in compliance with these financial covenants.

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

Note 7 — Contingencies

      We are involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material impact on our financial statements in the period they are resolved.

      See Note 3 for a discussion of contingencies related to Regulatory Matters.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of

Michigan Consolidated Gas Company

      We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows and retained earnings for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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

November 7, 2003

OTHER INFORMATION

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

Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number		Description

Filed:
15-	7	Awareness Letter of Deloitte & Touche LLP
31-	3	Chief Executive Officer Section 302 Form 10-Q Certification
31-	4	Chief Financial Officer Section 302 Form 10-Q Certification
99-	11	364-Day Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, The Banks, Financial Institutions and Other Institutional Lenders, and Bank One, NA (Main Office — Chicago) and Barclays Bank PLC, and Citigroup Global Markets Inc.
99-	12	Three-Year Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, The Banks, Financial Institutions and Other Institutional Lenders, and Bank One, NA (Main Office — Chicago) and Barclays Bank PLC, and Citigroup Global Markets Inc.
Furnished:
32-	3	Chief Executive Officer Section 906 Certification of Periodic Report
32-	4	Chief Financial Officer Section 906 Certification of Periodic Report

      (b) Reports on Form 8-K

      During the quarterly period ended September 30, 2003, we filed Current Reports on Forms 8-K covering matters, as follows:

      Item 7. Exhibits and Item 9. Regulation FD Disclosure-Information Provided Under Item 12. (Results of Operations and Financial Condition) filed and dated July 28, 2003; and

      Item 5. Other Events, Item 7. Exhibits and Item 9. Regulation FD Disclosure-Information Provided Under Item 12. (Results of Operations and Financial Condition) filed and dated August 1, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

/S/ DANIEL G. BRUDZYNSKI
_______________________________________
DANIEL G. BRUDZYNSKI
Chief Accounting Officer,
Vice President and Controller

Date: November 7, 2003

EXHIBIT INDEX

Exhibit
Number		Description

Filed:
15-	7	Awareness Letter of Deloitte & Touche LLP
31-	3	Chief Executive Officer Section 302 Form 10-Q Certification
31-	4	Chief Financial Officer Section 302 Form 10-Q Certification
99-	11	364-Day Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, The Banks, Financial Institutions and Other Institutional Lenders, and Bank One, NA (Main Office — Chicago) and Barclays Bank PLC, and Citigroup Global Markets Inc.
99-	12	Three-Year Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, The Banks, Financial Institutions and Other Institutional Lenders, and Bank One, NA (Main Office — Chicago) and Barclays Bank PLC, and Citigroup Global Markets Inc.
Furnished:
32-	3	Chief Executive Officer Section 906 Certification of Periodic Report
32-	4	Chief Financial Officer Section 906 Certification of Periodic Report