Form 10-K
period 2003-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2004-03-03
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Energy Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

Michigan Consolidated Gas Company

Annual Report on Form 10-K
Year Ended December 31, 2003

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company and subsidiary companies.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (successor to MCN Energy) and subsidiary companies, a wholly owned subsidiary of DTE Energy.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises.

MichCon	Michigan Consolidated Gas Company and subsidiary companies; an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

Normal Weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

SFAS	Statement of Financial Accounting Standards.

Spot Market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

/d	Added to various units of measure to denote units per day.

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues including changes in the climate and regulations;

•	implementation of gas Customer Choice programs;

•	implementation of gas utility restructuring in Michigan;

•	employee relations;

•	access to capital markets and capital market conditions and other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of natural gas;

•	effects of competition;

•	impact of MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

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

Part I

Items 1. & 2. Business & Properties

DESCRIPTION

Michigan Consolidated Gas Company (MichCon or the Company) is a Michigan corporation organized in 1898. MichCon is an indirect, wholly-owned subsidiary of Enterprises, an exempt holding company under the Public Utility Holding Company Act of 1935, successor to MCN Energy. MichCon is a natural gas utility subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States and the largest in Michigan.

MichCon serves approximately 1.2 million residential, commercial and industrial customers located in a 14,700 square mile area throughout Michigan. MichCon had approximately $3 billion in assets at December 31, 2003 and revenues of approximately $1.5 billion in 2003.

On May 31, 2001, DTE Energy completed the acquisition of MCN Energy. At that time, MCN Energy merged with Enterprises, with Enterprises being the surviving corporation. See Note 3 for a further discussion of the MCN Energy merger.

References in this report to “we”, “us”, and “our” are to MichCon.

A discussion of the services we provide, and the amount and percentage of revenue contributed from such services follows:

Revenue by Service
(in Millions)	2003		2002		2001

Gas Sales	$1,237	83%	$1,078	82%	$1,006	83%
End User Transportation	135	9	122	9	102	8
Intermediate Transportation	51	3	48	4	46	4
Other	69	5	64	5	64	5

	$1,492	100%	$1,312	100%	$1,218	100%

•	Gas Sales–Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation–A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation–A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other–Includes revenues from providing appliance maintenance, facility development and other energy-related services.

We expect to achieve modest revenue growth, net of changes in weather and purchased gas costs, through initiatives to expand our gas markets and our residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We also anticipate increased revenues through increased rates as a result of our rate case, which was filed in September 2003 (see Note 4).

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

We obtain our natural gas supply from various sources in different geographic areas (the Gulf Coast, the Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Because of our geographic diversity of supply and our 124 billion cubic feet (Bcf) of storage capacity, we are able to reliably meet our supply requirements.

We have purchase commitments of approximately 133 Bcf, or 76% of our normal 2004 gas supply requirement. We have entered into fixed-price contracts for approximately 44 Bcf or 25% of our expected 2004 supply requirements. The balance of the gas supply requirement is expected to be met by purchasing gas at market prices. At December 31, 2003, we owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service to our customers. Generally, we use our storage capacity to supplement our supply during the winter months, replacing the gas in April through October when demand and prices are historically at lower levels. The use of storage capacity also allows us to lower our peak-day entitlements, thereby reducing interstate pipeline charges. Our gas distribution system has a planned maximum daily send-out capacity of 3.0 Bcf, with approximately 68% of the volume coming from underground storage for 2003. Gas costs are recovered through the gas cost recovery (GCR) mechanism.

Following is a listing of our sources of gas supply:

Gas Supply (Bcf)	2003	2002	2001

Long Term
Citygate suppliers	61.0	70.8	76.5
Interstate pipeline suppliers	82.3	80.1	77.6
Canadian pipeline suppliers	28.5	28.5	28.2
Spot Market	21.6	8.5	1.7
Exchange Gas Receipts (Deliveries)	.5	.8	(0.6)
Gas From (To) Storage	(12.6)	(11.1)	19.6

	181.3	177.6	203.0

We have long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Trunkline Gas Company (Trunkline), Viking Gas Transmission Company (Viking), Vector Pipeline L.P. (Vector) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). The ANR capacity delivers 120 MMcf/d of supply sourced from the Gulf Coast, 75 MMcf/d sourced from the Midcontinent and 50 MMcf/d from Canada. Viking transports the 50 MMcf/d of Canadian supply to the ANR system for delivery to us. Trunkline transports 10 MMcf/d of Gulf Coast supply into the Panhandle system. Panhandle transports the 10 MMcf/d of Gulf Coast supply from the Trunkline system and 65 MMcf/d from the Mid-Continent production area to us. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes. Vector transports up to 50 MMcf/d from the Chicago hub.

We have supply contracts with independent Michigan producers, for less than 1% of our supply, which expire on various dates through 2006. Many of these contracts tie prices to spot market indices coupled with transportation rates.

REGULATION

We are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and other operating-related matters. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

In the late 1990’s, the MPSC began an initiative designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In 1999, the MPSC approved a comprehensive, experimental three-year gas Customer Choice program that allowed an increasing number of customers to purchase natural gas from suppliers other than their local utility. The local utility would continue to transport the natural gas supply to the customers’ facilities, thereby retaining distribution margins. In December 2001, the MPSC issued an order that continues the gas Customer Choice program on a permanent and expanding basis beginning with the conclusion of the three-year temporary program on March 31, 2002. Under the expanded program, which began April 1, 2002, up to approximately 40% of our customers could elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to approximately 60% of customers could participate and beginning April 2004, all 1.2 million of our gas customers could choose to participate. Since we continue to transport and deliver the gas to the participating customer premises at prices comparable to margins earned on gas sales, customers switching to other suppliers have little impact on our earnings.

Under the December 2001 MPSC order, we returned to a GCR mechanism effective January 2002. Under this mechanism, our gas sales rates include a gas commodity component designed to recover our actual gas cost and therefore does not have a commodity price risk for prudently incurred gas costs. During 2001, MichCon was under a Gas Sales Program and incurred commodity price risk associated with its ability to secure gas supplies at prices less than $2.95 per Mcf.

In September 2003, we filed an application with the MPSC for an increase in service and distribution charges (base rates) for our gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004.

For additional information regarding our regulatory environment, see Note 4 - Regulatory Matters.

ENERGY ASSISTANCE PROGRAMS

Energy assistance programs funded by the federal government and the State of Michigan, remain critical to MichCon’s ability to control its uncollectable accounts receivable and collections expenses.

Our uncollectible accounts receivable expense is directly affected by the level of government funded assistance our qualifying customers receive. We are working with the State of Michigan and others to increase the share of funding allocated to our customers to be representative of the number of low-income individuals in our service territory.

PROPERTIES

We own distribution, transmission and storage properties and facilities that are all located in the state of Michigan.

At December 31, 2003, our distribution system included approximately 18,000 miles of distribution mains, approximately 1,148,000 service lines and approximately 1,279,000 active meters. We own approximately 2,600 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas. We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf.

Substantially all of our property is subject to the lien of our Indenture of Mortgage and Deed of Trust under which our First Mortgage Bonds are issued.

Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. Our capital investments for 2003 totaled $98 million, which compares with $90 million in 2002 and $111 million in 2001.

Our subsidiaries own a 67-mile gathering pipeline that transports natural gas and natural gas liquids from reserves in east-central Michigan to natural gas processing plants in northern Michigan and 132 miles of gathering lines and a 2,400 horsepower compressor station located in northern Michigan. Other MichCon subsidiaries have a 46% interest in a partnership that owns lateral lines related to the 67-mile gathering pipeline and an 83% interest in an additional 32-miles of gathering pipelines in northern Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease arrangement (Note 8).

STRATEGY & COMPETITION

We generate approximately 95% of our revenues from providing gas sales and transportation and distribution services to end user and intermediate transportation service customers. As a result of MichCon returning to a GCR mechanism in January 2002, we do not profit from selling gas. Our strategy is to expand our role as the preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, we expect future revenues to remain at current levels or slightly decline. To partially offset these factors, we plan initiatives to expand our gas markets, as well as by continuing to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We also anticipate increased revenues through increased rates as a result of our rate case, which was filed on September 30, 2003 (see Note 4).

Competition in the gas business primarily involves other natural gas providers, alternative fuels and energy sources. Developers select natural gas in new construction because of the convenience, cleanliness and relative price advantage compared to propane, fuel oil and other alternative fuels.

Other natural gas providers - As previously discussed, we are operating under the gas Customer Choice program that allows our customers to purchase natural gas from other suppliers. We continue to transport and deliver gas to customers who choose to purchase gas from other suppliers thereby retaining favorable distribution margins.

Alternative fuels - Natural gas continues to be the preferred space and water-heating fuel for Michigan residences and businesses. Developers in our service territories select natural gas in new construction because of the convenience, cleanliness and relative price advantage compared to propane, fuel oil and other alternative fuels.

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

Note	Title

4	Regulatory Matters
10	Commitments and Contingencies

Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. We are remediating seven of the former MGP sites and conducting more extensive investigations at five other former MGP sites. We received MDEQ closure of one site and a determination that we are not a responsible party for three other sites. We received closure from the EPA in 2002 for one site. While we cannot make any assurances, we believe that a cost deferral and rate recovery mechanism approved by the MPSC will prevent these costs from having a material adverse impact on our results of operations.

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

Weather – Weather significantly affects our operations. Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow.

Competition – Deregulation and restructuring in the gas industry, could result in increased competition and unrecovered costs that could affect the financial condition, results of operations or cash flows of our regulated business.

Rate regulation – We operate in a regulated industry. Our rates are set by the MPSC and cannot be increased without their authorization. We may be impacted by new regulations or interpretations by the MPSC or other regulatory bodies. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses. There is no assurance that our currently pending gas rate increases will be granted.

Credit ratings – Increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance could result in credit agencies reexamining our credit rating. Several of the credit agencies have placed a “negative outlook” on our ratings or are currently reviewing us for a possible downgrade due primarily to the uncertainty regarding our gas rate cases. A downgrade in our rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs.

Regional and national economic conditions – Our businesses follow the economic cycles of the customers we serve. Should national or regional economic conditions decline, reduced volumes of gas we supply will result in decreased earnings and cash flow. Economic conditions in our service territory also impact our collections of accounts receivable.

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

Labor relations – Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business.

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

Insurance – While we have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of significant unforeseen events could impact our operations and economic losses might not be covered in full by insurance.

Terrorism – Damage to downstream infrastructure or our own assets by terrorist groups would impact our operations.

EMPLOYEES

We had 2,301 employees at December 31, 2003, of which 1,514 were represented by unions. Of the represented employees, 1,080 are under contracts that expire in October 2004. The contracts of the remaining represented employees expire in 2005.

Item 3. Legal Proceedings

We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved. For additional discussion on legal matters, see the following Notes to the Consolidated Financial Statements:

Note	Title

4	Regulatory Matters
10	Commitments and Contingencies

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

We paid cash dividends on our common stock of $50 million in 2003 and $75 million in 2001. We did not pay cash dividends in 2002.

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

We had earnings of $45 million and $20 million in 2003 and 2002, respectively. Results for 2003 were impacted by increases in operation and maintenance expenses due to higher employee pension and health care benefit costs, higher uncollectible accounts expense and increased costs associated with customer service process improvements. Higher earnings for 2003 were primarily due to improved gross margins, as well as charges recorded in the second quarter of 2002 from the planned sale of our former headquarters and the termination of a contract for computer services. The comparison for 2002 was impacted by $103 million ($67 million net of taxes) of merger and restructuring charges recorded in 2001.

Increase (Decrease) in Income Compared to Prior Year

(in Millions)	2003	2002

Operating revenues	$180	$94
Cost of gas	(134)	(91)

Gross margin	46	3
Operation and maintenance	(72)	21
Depreciation, depletion and amortization	2	6
Taxes other than income	(1)	5
Merger and restructuring charges	—	103
Property write-down and contract loss	43	(48)
Loss on sale of assets	(3)	—
Other income and deductions	7	9
Income tax provision	3	(38)

Net income	$25	$61

Operating revenues increased $180 million in 2003 and increased $94 million in 2002, reflecting increased gas sales and end user transportation revenues. Operating revenues reflect the favorable impact of weather, which was 11% colder in 2003 and 6% colder in 2002.

(in Millions)	2003	2002	2001

Operating Revenues
Gas Sales	$1,237	$1,078	$1,006
End User Transportation	135	122	102

	1,372	1,200	1,108
Intermediate Transportation	51	48	46
Other	69	64	64

	$1,492	$1,312	$1,218

Gas Markets (Bcf)
Gas Sales	177	170	200
End User Transportation	151	170	149

	328	340	349
Intermediate Transportation	576	492	565

	904	832	914

Effect of Weather on Gas Markets and Earnings	2003	2002	2001

Percentage Colder (Warmer) Than Normal	5%	(6)%	(12)%
Decrease From Normal in:
Gas markets (in Bcf)	6	(13)	(26)
Net income (in Millions)	$6	$(11)	$(23)

Gas sales and end user transportation revenues in total increased $172 million in 2003 and $92 million in 2002. The increase in revenues for both 2003 and 2002 is due primarily to an increase in the gas commodity component of sales rates. This portion of revenues is offset by similar gas costs subject to collection through the GCR. During 2001 we operated under the Gas Sales Program in which the gas commodity component of our sales rates was fixed at $2.95 per thousand cubic feet (Mcf). In January 2002, the Gas Sales Program ended and we returned to a gas cost recovery mechanism (GCR) that allows for the recovery of reasonably and prudently incurred gas costs. Our sales rates included a gas commodity component of $3.62 per Mcf for January 2002 and $4.38 per Mcf for the remainder of 2002 compared to $2.95 per Mcf in 2001 which was the primary reason for increased revenues. Revenues in 2002 were also adversely affected by a $26 million accrual for the possible disallowance of gas cost in the 2002 GCR reconciliation case.

End user transportation revenues for 2003 reflect higher rates and lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same. There were approximately 129,000 customers participating in the gas Customer Choice program at December 31, 2003, compared to approximately 190,000 customers at December 31, 2002.

Intermediate transportation revenues increased $3 million in 2003 and increased $2 million in 2002. Intermediate transportation deliveries increased 84 Bcf in 2003 and decreased 73 Bcf in 2002. A significant portion of the volume increase in 2003 was due to storage requirements. In 2002, a significant portion of the volume decrease was due to weather. Both 2003 and 2002 had a volume increase attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $134 million in 2003 and $91 million in 2002 primarily due to prices paid for gas supply. The average cost of gas sold increased $.57 per Mcf (13%) and increased $1.05 per Mcf (32%) for 2003 and 2002, respectively. We recorded the benefits of a 19.6 Bcf inventory liquidation in 2001. The inventory liquidation was priced at $0.38 per Mcf compared to an average gas purchase rate in 2001 of $3.61 per Mcf. The effect of the inventory liquidation lowered cost of gas for 2001 by $63.2 million.

Operation and maintenance expenses increased $72 million in 2003 and decreased $21 million in 2002. The 2003 increase was due to higher employee pension and health care benefit costs, higher uncollectible accounts expense and increased costs associated with customer service process improvements. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the application of tools and operating practices, which have resulted in improvements in technology systems, among other enhancements. As a result of the continued increase in operating costs, MichCon filed a rate case in September of 2003 requesting a $194 million increase in annual service and distribution charges (Note 4). The 2002 decrease was due primarily to lower accruals for injuries and damages and costs allocated from DTE Energy corporate for corporate support services, partially offset by higher uncollectible accounts expense.

Merger and restructuring charges were incurred in 2001. Merger costs associated with the DTE Energy acquisition of MCN Energy consist primarily of system integration, relocation, legal, accounting and consulting costs (Note 3). Restructuring charges consist of charges associated with a work force reduction plan.

Property write-down and contract losses declined $43 million in 2003. During the 2002 second quarter, we recorded a $33 million charge for an anticipated loss from the planned sale of our former headquarters and a $15 million charge related to the termination of a contract for computer services. During the 2003 second quarter, we recorded an additional $5 million charge for the planned sale of our former headquarters (Note 13).

Loss on sale of assets increased $3 million from the sale in the 2003 fourth quarter of our former headquarters.

Other income and deductions decreased $7 million and $9 million in 2003 and 2002, respectively. The 2003 decrease was primarily due to a $6 million gain from the sale of our interests in a series of partnerships. The variance in 2002 is primarily due to a $9 million estimated impairment of our investment in 2001 in Harbortown, a residential community on the Detroit riverfront. Partially offsetting the decrease for the 2002 period were higher interest costs.

Income taxes decreased $3 million in 2003 and increased $38 million in 2002 (Note 5). Income tax comparisons were affected by variations in pre-tax earnings. Income taxes in 2003 were favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Prior to the reinstatement of the GCR mechanism in January 2002, our primary market risk arose from fluctuations in natural gas prices. We managed such natural gas price risk by entering into fixed-price contracts for a large portion of our expected supply requirements. If we did not enter into these fixed-price supply contracts, our exposure to such risk would have been substantially higher. See Note 9 – Financial and Other Derivative Instruments.

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

At December 31, 2002, we had interest rate swap agreements with notional principal amounts totaling $40 million. This swap was terminated in August 2003. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

A sensitivity analysis model was used to calculate the fair values of our debt and interest rate swaps, utilizing applicable forward interest rates in effect at December 31, 2003. The sensitivity analysis involved increasing and decreasing the forward rates by a hypothetical 10% and calculating the resulting change in the fair values or cash flows of the interest rate sensitive instruments.

The results of the sensitivity model calculations follow:

	2003		2002

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%
	Increase in	Decrease in	Increase in	Decrease in
Market Risk (in Millions)	Prices/Rates	Prices/Rates	Prices/Rates	Prices/Rates

Interest Rate Sensitive
Debt: Fixed rate	$(34.1)	$37.9	$(27.7)	$30.3
Swaps: Pay variable/receive fixed	$—	$—	$(0.2)	$0.2

Credit Risk

We sell gas to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have negotiated or are currently involved in negotiations with each of the companies, or their successor companies, that have filed for bankruptcy protection. We regularly review contingent matters relating to sale contracts and record provisions for amounts considered probable of loss. We believe our accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have audited the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, and retained earnings for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in connection with the required adoption of a new accounting principle, in 2003 the Company changed its method of accounting for asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 1, 2004

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

(in Millions)	2003	2002	2001

Operating Revenues	$1,492	$1,312	$1,218

Operating Expenses
Cost of gas	888	754	663
Operation and maintenance	349	277	298
Depreciation, depletion and amortization	105	107	113
Taxes other than income	52	51	56
Merger and restructuring charges	—	—	103
Property write-down and contract losses	5	48	—
Loss on sale of assets	3	—	—

	1,402	1,237	1,233

Operating Income (Loss)	90	75	(15)

Other (Income) and Deductions
Interest expense	57	59	57
Interest income	(10)	(10)	(10)
Loss on investment in joint venture	—	—	9
Gain on sale of joint venture	(6)	—	—
Other	(5)	(6)	(4)

	36	43	52

Income (Loss) Before Income Taxes	54	32	(67)
Income Tax Provision (Benefit) (Note 5)	9	12	(26)

Net Income (Loss)	$45	$20	$(41)

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31	December 31
(in Millions)	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $43 and $27, respectively)	178	157
Accrued unbilled revenues	117	116
Other	100	73
Accrued gas cost recovery revenue	19	22
Inventories
Gas	117	55
Material and supplies	14	14
Other	67	53

	613	497

Property, Plant and Equipment	3,124	3,108
Less accumulated depreciation, depletion and amortization (Note 2)	(1,344)	(1,319)

	1,780	1,789

Other Assets
Other investments	87	79
Notes receivable	83	84
Regulatory assets (Note 4)	61	43
Prepaid benefit costs and due from affiliate	333	292
Other	20	31

	584	529

	$2,977	$2,815

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$131	$104
Dividends payable	13	—
Short-term borrowings	235	123
Current portion of long-term debt, including capital leases	3	99
Federal income, property and other taxes payable	14	32
Regulatory liabilities	26	26
Other	73	86

	495	470

Other Liabilities
Deferred income taxes	134	130
Regulatory liabilities (Notes 2 and 4)	563	142
Asset removal costs (Note 2)	—	404
Unamortized investment tax credit	20	22
Accrued postretirement benefit costs	96	77
Accrued environmental costs	16	18
Other	55	35

	884	828

Long-Term debt, including capital lease obligations	775	678

Commitments and Contingencies (Notes 4 and 10)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	431
Retained earnings	381	398

	823	839

	$2,977	$2,815

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

(in Millions)	2003	2002	2001

Operating Activities
Net income (loss)	$45	$20	$(41)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	105	107	113
Property write-down and contract losses	5	35	—
Deferred income taxes and investment tax credit, net	(23)	5	(26)
Gain on sale of assets	(3)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(48)	13	(86)
Accrued unbilled revenues	(1)	(6)	25
Inventories	(62)	(48)	7
Prepaid benefit costs and due from affiliate	(41)	(62)	(15)
Accrued gas cost recovery	3	(7)	(14)
Accounts payable	27	(33)	39
Federal income, property and other taxes payable	(18)	32	(15)
Other	27	(11)	71

Net cash from operating activities	16	45	58

Investing Activities
Capital expenditures	(98)	(90)	(111)
Proceeds from sale of assets	11	—	—
Other	(2)	5	8

Net cash used for investing activities	(89)	(85)	(103)

Financing Activities
Capital contribution by parent company	—	200	—
Issuance of long-term debt	199	—	198
Redemption of long-term debt	(194)	(23)	(65)
Short-term borrowings, net	112	(134)	(22)
Dividends paid	(50)	—	(75)

Net cash from financing activities	67	43	36

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	3	(9)
Cash and Cash Equivalents at Beginning of Period	7	4	13

Cash and Cash Equivalents at End of Period	$1	$7	$4

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$57	$59	$58
Income taxes paid	34	—	(3)

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS

	Year Ended December 31

(in Millions)	2003	2002	2001

Balance – beginning of period	$398	$378	$494
Net income (loss)	45	20	(41)
Common stock dividends declared	(62)	—	(75)

Balance – end of period	$381	$398	$378

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Michigan Consolidated Gas Company (MichCon) is a public utility engaged in the purchase, storage, transmission, distribution and sale of natural gas in the state of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the Michigan Public Service Commission (MPSC) with respect to the distribution and intrastate transportation of natural gas. The major services provided by MichCon are gas sales, end user transportation and intermediate transportation. MichCon serves more than 1.2 million residential, commercial and industrial customers throughout Michigan. MichCon’s non-regulated operations are not significant. MichCon is an indirect, wholly owned subsidiary of DTE Enterprises Inc. (Enterprises), an exempt holding company under the Public Utility Holding Company Act of 1935. Enterprises is a wholly owned subsidiary of DTE Energy Company (DTE Energy).

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

For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For a detailed discussion of FIN 46-R see Note 2 – New Accounting Pronouncements.

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

We reclassified certain prior year balances to match the current year’s financial statement presentation.

Revenues and Cost of Gas

Revenues from the transportation and storage of natural gas are recognized as services are provided. We record revenues for gas services provided but unbilled at the end of each month. Through December 2001, our rates included a component for cost of gas sold that was fixed at $2.95 per thousand cubic feet (Mcf). In 2002, we implemented a gas cost recovery (GCR) mechanism that will recover the prudent and reasonable cost of gas sold subject to annual proceedings before the MPSC. See Note 4.

Inventories

Materials and supplies are valued at average cost. Gas inventory is determined using the last-in, first-out (LIFO) method. At December 31, 2003, the replacement cost of gas remaining in storage exceeded the $117 million LIFO cost by $251 million. At December 31, 2002, the replacement cost exceeded the $55 million LIFO cost by $187 million. During 2001, we liquidated 19.6 Bcf of prior years’ LIFO layers at an average cost of $0.38 per thousand cubic feet. Our average purchase rate in 2001 was $3.23 per Mcf higher than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2001 cost of gas by $63.2 million and increased earnings by $41.1 million, net of taxes.

Property, Retirement and Maintenance, and Depreciation and Depletion

Property is stated at cost and includes construction-related labor, materials and overheads. The cost of properties retired, less salvage are charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.

We base depreciation provisions on straight-line and units of production rates approved by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Our composite depreciation rate was 3.5% in 2003, 3.6% in 2002 and 3.9% in 2001.

The average estimated useful life for gas distribution and transmission property was 26 years and 28 years, respectively, at December 31, 2003.

Allowance for Funds Used during Construction

We capitalize an allowance for both debt and equity funds used during construction in the cost of major additions to utility plant. The total amount capitalized was $2 million, $2 million and $1 million in 2003, 2002 and 2001, respectively.

Long-Lived Assets

Long-lived assets that we own are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Software Costs

We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit once the installed software is ready for its intended use.

Excise and Sales Taxes

We record the billing of excise and sales taxes as receivables with an offsetting payable to the applicable taxing authority, with no impact on the statement of operations.

Deferred Debt Costs

The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.

Investments in Debt and Securities

We generally classify investments in debt and equity securities as either trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in the Consolidated Statement of Operations or in other comprehensive income or loss, respectively.

Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, we consider investments purchased with a maturity of three months or less to be cash equivalents.

See the following notes for other accounting policies impacting our financial statements:

Note	Title

2	New Accounting Pronouncements
4	Regulatory Matters
5	Income Taxes
10	Financial and Other Derivative Instruments
12	Retirement Benefits and Trusteed Assets

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 required that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives to be reported in net income or other comprehensive income as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 was not material.

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Our financial statements were not impacted by the adoption of SFAS No. 149.

See Note 9 — Financial and Other Derivative Instruments for additional information.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, we had no recorded goodwill.

In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. Our intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was $9  million in 2003, $10  million in 2002 and $9  million in 2001. There were no material acquisitions of intangible assets during 2003 and 2002. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2003 were $161  million and $50  million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2002 were $160  million and $45  million, respectively. Amortization expense of intangible assets is estimated to be $10  million annually for 2004 through 2008.

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

If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of retirement, therefore no liability has been recorded for these assets. The adoption of SFAS No. 143 had an immaterial impact on the consolidated financial statements.

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At December 31, 2002, we reclassified approximately $404 million of previously accrued asset removal costs related to our regulated operations, which had been previously netted against accumulated depreciation, to an asset removal cost liability. At December 31, 2003, we reclassified approximately $417 million of these accrued asset removal obligations to regulatory liabilities.

Exit and Disposal Activities

Effective January 1, 2003, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement had no impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In January 2003, FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” was issued and requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses. FIN 46 was applicable (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003.

In October 2003, the FASB issued Staff Position No. FIN 46-6, which allowed for the deferral of the effective date for applying the provisions of Interpretation No. 46 for all interests in variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003.

In December 2003, the FASB issued FIN 46-Revised (FIN 46-R) which clarified and replaced FIN 46. FIN 46-R again deferred the adoption of its provisions until periods ending after March 15, 2004, however, application is required for periods ended after December 15, 2003 for public entities that have interests in special-purpose entities. FIN 46-R defines special purpose entities as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. In addition, FIN 46-R provides for further scope exceptions, including an exception for entities that are deemed to be a business, provided certain conditions are met.

We continue to evaluate all of our cost and equity method investments created prior to February 1, 2003 to determine whether those entities are variable interest entities that require consolidation. The effects of adopting the provisions of FIN 46-R to those entities are not expected to have a material effect on our financial statements.

Financial Instruments with Characteristics of Liabilities and Equity

Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this statement had no impact on our financial statements.

NOTE 3 - MCN ENERGY ACQUISITION

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

We incurred merger related costs of $22 million ($14 million, net of tax) and restructuring costs of $81 million ($53 million, net of tax) during 2001. Merger related charges represent systems integration, relocation, legal, accounting and consulting costs. Restructuring charges were primarily associated with a work force reduction plan. The plan included early retirement incentives and voluntary separation agreements for 273 employees, primarily in overlapping corporate support areas. Approximately $25 million of the merger and restructuring charges were paid as of December 31, 2001 and remaining benefit payments have been or will be paid from retirement plans.

NOTE 4 - REGULATORY MATTERS

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

Regulatory Assets and Liabilities

The following are the balances of the regulatory assets and liabilities as of December 31:

(in Millions)	2003	2002

Assets:
Deferred environmental costs	$27	$27
Unamortized loss on reacquired debt	32	16
Accrued gas cost recovery	19	22
Recoverable minimum pension liability	2	—

	80	65
Less amount included in current assets	(19)	(22)

	$61	$43

Liabilities:
Asset removal costs	$417	$—
Refundable income taxes	146	142
Accrued GCR potential disallowance	26	26
Other	3	3

	592	171
Less amount included in current liabilities and other liabilities	(29)	(29)

	$563	$142

Deferred environmental costs — The MPSC approved recovery of costs for investigation and remediation incurred at former manufactured gas plant sites.

Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized and recovered over the life of the replacement issue.

Accrued gas cost recovery — The amount of under-recovered gas costs incurred by MichCon recoverable through the GCR mechanism. A deferred return computed using MichCon’s short-term borrowing rate is also being accrued on the under-recovered balance.

Recoverable minimum pension liability — An additional minimum pension liability was recorded in 2003. The traditional rate setting process allows for the recovery of pension costs as measured by generally accepted accounting principles. Accordingly, the minimum pension liability associated with regulated operations is recoverable.

Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

Accrued GCR potential disallowance — A March 2003 MPSC Order in MichCon’s 2002 GCR plan case required MichCon to reduce revenues in calculation of its 2002 GCR expense.

Gas Rate Plan

In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004. Based on the procedural calendar established in this case, MichCon expects an interim order in the third quarter of 2004 and a final order relating to the $194 million base rate increase in the first quarter of 2005.

Primary factors that necessitate MichCon’s request for increased base rates include significant increases in routine and mandated infrastructure improvements, increased operation and maintenance expenses, including employee pension and health care costs, and a decline in customer consumption. The filing also requests a permanent capital structure based on 50% debt and 50% equity, and a proposed ROE of 11.5%. MichCon is also proposing a symmetrical ROE sharing mechanism which would provide that shareholders retain all earnings within a 1% band above and below the authorized ROE. If the actual ROE falls outside of the band, customers would share between 20% and 80% of the excess or shortfall of earnings, depending on actual ROE.

In September 2003, MichCon also filed an application with the MPSC for the approval of depreciation rates, which will result in a modest increase in its composite depreciation rate. The Company anticipates that any depreciation change will be implemented contemporaneously with a MPSC order in MichCon’s base rate case.

Gas Industry Restructuring

In December 2001, the MPSC approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers were eligible and by April 2004, all of MichCon’s 1.2 million customers may participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of December 2003, approximately 129,000 customers are participating in the gas Customer Choice program.

Gas Cost Recovery Proceedings

2002 Plan Year - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset is subject to the 2002 GCR reconciliation process. In March 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year.

Although we recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case which was filed with the MPSC in February 2003. Intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has proposed that half of the $8 million related to the settlement of the Enron bankruptcy also be disallowed. The other two parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. A final order in this proceeding is expected in 2004. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals.

2003 Plan Year - In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of December 31, 2003, MichCon has accrued a $19 million regulatory asset representing the under-recovery of actual gas costs incurred.

2004 Plan Year - In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR Plan Case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR Plan Case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices thereby minimizing the possibility of a GCR under recovery.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

NOTE 5 - INCOME TAXES

We are part of the consolidated federal income tax return of DTE Energy. Our federal income tax expense is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense (benefit) varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2003	2002	2001

Statutory federal income taxes at a rate of 35%	$19	$11	$(23)
Investment tax credit	(1)	(2)	(2)
Depreciation	(7)	(1)	3
Grantor Trust	(1)	(1)	(1)
Employee Stock Ownership Plan Dividends	(2)	(1)	(2)
Other-net	1	6	(1)

Total	$9	$12	$(26)

Effective Tax	16.5%	37.2%	38.9%

Components of income tax expense (benefit) were as follows:

(in Millions)	2003	2002	2001

Current federal and other income tax expense (benefit)	$8	$9	$(6)
Deferred federal and other income tax expense (benefit)	1	3	(20)

Total	$9	$12	$(26)

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

Deferred income tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2003	2002

Property	$(63)	$(79)
Employee benefits	(53)	(47)
Other	(8)	(4)

	$(124)	$(130)

Deferred income tax liabilities	$(398)	$(383)
Deferred income tax assets	274	253

	$(124)	$(130)

The federal income tax returns of MichCon as a component of the MCN Energy federal income tax returns are under audit by the Internal Revenue Service for the years 1999 through May 31, 2001. MichCon as a component of the DTE Energy federal income tax return for the period June 1, 2001 through December 31, 2001 is under audit.

NOTE 6 – LONG-TERM DEBT AND PREFERRED SECURITIES

Long-Term Debt

Our long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 was:

(in Millions)	2003	2002

First Mortgage Bonds, interest payable semi-annually
7.15% series due 2006	$40	$40
7.21% series due 2007	30	30
7.06% series due 2012	40	40
8.25% series due 2014	80	80
7.6% series due 2017	—	15
7.5% series due 2020	—	28
6.75% series due 2023	—	14
7% series due 2025	—	40
Remarketable securities, interest payable semi-annually
6.45% series due 2038	75	75
Senior notes, interest payable semi-annually
6.125% series due 2008	200	200
5.7% series due 2033	200	—
Senior notes, interest payable quarterly
6.85% series due 2038	52	52
6.85% series due 2039	55	55
Other long-term debt	2	5
Net unamortized premium	—	2
Long-term capital lease obligations	1	2

Total	$775	$678

In 2003, we redeemed various issues of long-term debt totaling $192 million. The redeemed debt securities had an average interest rate of 6.8% and were due in 2003 - 2038. We issued $200 million of 5.7% senior secured notes due 2033.

In 2002, we repaid $17.3 million of first mortgage bonds that matured in May 2002.

In 1998, we issued a total of $150 million of remarketable debt securities with various interest rates. These securities are structured such that the interest rates of the issues can be reset at various remarketing dates over the life of the debt. In June 2003, we redeemed $75 million of the remarketable securities. The remarketing date on the remaining $75 million is in June 2008. In the event that a remarketing fails, we would be required to purchase these securities.

Our remarketable securities and senior notes are secured by “fall-away mortgage” debt and, as such, are secured debt as long as our other first mortgage bonds are outstanding and become senior unsecured debt thereafter.

Our non-utility subsidiaries have amounts outstanding under a nonrecourse credit agreement. Under the terms of the agreement, certain alternative variable interest rates are available at the borrowers’ option during the life of the agreement. Quarterly principal payments are made, with a final installment due November 2005. The loan is secured by a pledge of stock of the borrowers and a security interest in certain of their assets. We may be required to support the credit agreement through limited capital contributions to the subsidiaries if certain cash flow and operating targets are not met. At December 31, 2003 and 2002, $4 million and $7 million were outstanding at weighted average interest rates of 1.6% and 2.1%, respectively.

In 2003, we terminated a variable interest rate swap agreement with notional principal amount of $40 million issued in connection with our first mortgage bonds.

Substantially all of the net utility property of MichCon is subject to the lien of a Mortgage and Deed of Trust (Mortgage). Should we fail to timely pay our indebtedness under the Mortgage, such failure will create cross defaults in the indebtedness of DTE Energy.

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 2003 are $3 million in 2004, $2 million in 2005, $40 million in 2006, $30 million in 2007, and $275 million in 2008.

Preferred and Preference Securities – Authorized and Unissued

At December 31, 2003, MichCon had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 7 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2003, we entered into a $162.5 million 364-day unsecured revolving facility and a $162.5 million three-year unsecured revolving facility. These credit facilities can be used for general corporate purposes, but are primarily intended to provide liquidity support for our commercial paper program. These agreements require us to maintain a debt to total capitalization ratio of no more than .65 to 1, and an “earnings before interest, taxes, depreciation and amortization” to interest ratio of no less than 2 to 1. We are currently in compliance with these financial covenants.

As of December 31, 2003, we had outstanding commercial paper of $232 million and other short-term borrowings of $3 million. At December 31, 2002, we had outstanding commercial paper of $120 million and other short-term borrowings of $3 million.

The weighted average interest rates for short-term borrowings were 1.1% and 1.5% at December 31, 2003 and 2002, respectively.

NOTE 8 – CAPITAL AND OPERATING LEASES

Lessee - We lease certain property under capital lease arrangements expiring at various dates to 2008, with renewal options extending beyond that date.

Rental expense for operating leases was $2 million in 2003, 2002 and 2001.

Lessor - We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31, 2003 were as follows:

(in Millions)
2004	$9
2005	9
2006	9
2007	9
2008	9
Thereafter	107

Total minimum future lease receipts	152
Residual value of leased pipeline	40
Less - unearned income	(109)

Net investment in direct financing lease	83
Less - current portion	(1)

$82

NOTE 9 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

We comply with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, established accounting and reporting standards for derivative instruments and hedging activities.

Listed below are important SFAS No. 133 requirements:

•	All derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.

•	The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings.

•	If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded into earnings.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. The gain or loss on the underlying asset, liability or firm commitment is also recorded into earnings.

Our primary market risk exposure is associated with commodity prices and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure.

Commodity Price Risk

We have firm-priced contracts for a substantial portion of our expected gas supply requirements through 2004. These contracts qualify for the “normal purchases” exception under SFAS No.133. Accordingly, we do not account for such contracts as derivatives.

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

Interest Rate Risk

At December 31, 2002, we had interest rate swap agreements with notional principal amounts totaling $40 million. This swap was terminated in August 2003. The notional principal amounts are used solely to calculate amounts to be paid or received under the interest rate swap agreements and approximate the principal amount of the underlying debt being hedged.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using various market data and other valuation techniques. The estimated fair value of total long-term debt at December 31, 2003 and 2002 was $835 million and $858 million, respectively, compared to the carrying amount of $777 million and $775 million, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. On January 20, 2004, the Michigan Court of Appeals upheld the validity of the new tables.

We record property tax expense based on the new tables. We will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past.

Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites.

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

We are remediating seven of the former MGP sites and conducting more extensive investigations at five other former MGP sites. We received MDEQ closure of one site and a determination that we are not a responsible party for three other sites. We received closure from the EPA in 2002 for one site.

In 1984, we established a $12 million reserve for environmental investigation and remediation. During 1993, we received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

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

During 2003, 2002 and 2001, we spent $1.5 million, $3.2 million and $4.8 million, respectively, investigating and remediating these former MGP sites. At December 31, 2003, the reserve balance was $21.5 million, of which $4.7 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on our financial position and cash flows. However, we believe the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on our results of operations.

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

Commitments

To ensure a reliable supply of natural gas at competitive prices, we have entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are for a fixed volume at prices that are either fixed or formulas based on market prices. We have firm purchase commitments through 2006 for approximately 147 Bcf of gas. We expect that sales, based on warmer-than-normal weather, will exceed our minimum purchase commitments. We have long-term transportation contracts with various pipeline companies expiring on various dates through the year 2011. We are committed to pay demand charges of approximately $36 million during 2004 related to firm transportation agreements.

We estimate that our 2004 capital expenditures will be $139 million. We have made certain commitments in connection with such expected capital expenditures.

Bankruptcies

We sell gas to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have negotiated or are currently involved in negotiations with each of the companies, or their successor companies, that have filed for bankruptcy protection. We regularly review contingent matters relating to sale contracts and record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

Other

We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved.

See Note 4 for a discussion of contingencies related to Regulatory Matters.

NOTE 11 – RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

We have a defined benefit retirement plan for MichCon represented employees and participate in a defined benefit retirement plan for other DTE Energy represented and nonrepresented employees. The plans are noncontributory, cover substantially all employees and provide retirement benefits to MichCon employees based on the employee’s years of benefit service, average final compensation and age at retirement. Certain nonrepresented employees are covered under cash balance benefits based on annual employer contributions and interest credits. Currently these plans meet the full funding requirements of the Internal Revenue Code. Accordingly, no contributions for the 2003, 2002 or 2001 plan years were made.

Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonrepresented employees, merged into the DTE Energy Company Retirement Plan. Detroit Edison operates as the sponsor of the merged DTE Energy represented and nonrepresented plan, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. Accordingly, the liabilities and assets associated with this Plan are no longer reflected in the tables below, and the associated prepaid pension asset of $218.9 million is now reflected as an amount due from affiliate at December 31, 2003. We are allocated income or an expense each year as a result of our participation in the DTE Energy Retirement Plan. The annual income for 2003 and 2002 was $30.9 million and $43.5 million, respectively. The annual cost for 2001 was $4.4 million, which included a $52.5 million charge for special termination benefits and a $6.2 million curtailment gain associated with the early retirement window offered during the year.

Net pension credit for the years ended December 31 includes the following components:

(in Millions)	2003	2002	2001

Service Cost	$4	$3	$3
Interest Cost	14	14	14
Expected Return on Plan Assets	(29)	(33)	(33)
Amortization of
Net gain	—	(4)	(4)
Prior service cost	2	2	1
Net transition asset	(1)	(1)	(1)

Net Pension Credit	$(10)	$(19)	$(20)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

(in Millions)	2003	2002

Measurement Date	December 31	December 31
Accumulated Benefit Obligation at the End of the Period	$239	$195

Projected Benefit Obligation at the Beginning of the Period	$212	$182
Service Cost	4	4
Interest Cost	14	14
Actuarial Loss	31	26
Benefits Paid	(14)	(14)

Projected Benefit Obligation at the End of the Period	$247	$212

Plan Assets at Fair Value at the Beginning of the Period	$274	$319
Actual Return on Plan Assets	59	(32)
Benefits Paid	(14)	(13)

Plan Assets at Fair Value at the End of the Period	$319	$274

Funded Status of the Plans	$72	$62
Unrecognized
Net loss	30	29
Prior service cost	12	14
Net transition asset	—	(1)

Prepaid Pension Cost	$114	$104

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Assumptions used in determining net pension costs at December 31 are listed below.

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Annual increase in future compensation levels	4.0%	4.0%	5.0%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.5%

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonability.

We employ a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

	2003	2002

Equity Securities	67%	62%
Debt Securities	27	31
Other	6	7

	100%	100%

Our Plan’s weighted-average asset target allocations by asset category at December 31, 2003 are as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

We also sponsor a defined contribution retirement savings plan for union employees, the MichCon Investment and Stock Ownership Plan, and participate in a defined contribution plan for nonunion employees. Effective December 31, 2001, the MCN Energy Group Savings and Stock Ownership Plan, that covered nonunion employees of MichCon, MCN Energy and MCN Energy Enterprises, merged into the DTE Energy Company Savings and Stock Ownership Plan. Participation in one of these plans is available to substantially all union and nonunion employees. We match employee contributions up to certain predefined limits based upon the definition of eligible compensation, employee contributions and years of credited service. The cost of these plans was $4.5 million in 2003, $4.4 million in 2002, and $4.7 million in 2001.

Other Postretirement Benefits

We provide certain postretirement health care and life insurance benefits for retired employees who may become eligible for these benefits while working for us. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for union and nonunion employees. No contributions were made to the VEBA trusts in 2003, 2002 or 2001.

Net postretirement cost for the years ended December 31 includes the following components:

(in Millions)	2003	2002	2001

Service Cost	$6	$5	$3
Interest Cost	20	18	18
Expected Return on Plan Assets	(14)	(17)	(18)
Amortization of
Net gain	(2)	(6)	(6)
Prior service cost	1	1	—
Net transition obligation	9	10	12
Special Termination Benefits (Note 3)	—	—	23
Curtailment/Settlement Recognition	—	—	5

Net Postretirement Cost	$20	$11	$37

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2003	2002

Measurement Date	December 31	December 31
Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$352	$255
Service Cost	6	4
Interest Cost	20	18
Actuarial Loss	38	93
Benefits Paid	(18)	(18)
Plan Amendments	(19)	—

Accumulated Postretirement Benefit Obligation at the End of the Period	$379	$352

Plan Assets at Fair Value at the Beginning of the Period	$111	$149
Actual Return on Plan Assets	23	(22)
Benefits Paid	(17)	(16)

Plan Assets at Fair Value at the End of the Period	$117	$111

Funded Status of the Plans	$(262)	$(241)
Unrecognized
Net loss	75	44
Prior service cost	7	9
Net transition obligation	84	111

Accrued Postretirement Liability	$(96)	$(77)

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%

Assumptions used in determining benefit costs at December 31 are listed below:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.5%

Benefit costs were calculated assuming health care cost trend rates beginning at 9% for 2004 and decreasing to 5% in 2009 and thereafter for persons under age 65 and decreasing from 8% to 5% for persons age 65 and over. A one percentage point increase in the health care cost trend rates would have increased the aggregate of the service cost and interest cost components of benefit costs by $4 million. The accumulated benefit obligation would have increased by $36 million at December 31, 2003. A one percentage point decrease in the health care cost trend rates would have decreased the total of the service cost and interest cost components of benefit costs by $3 million and would have decreased the accumulated benefit obligation by $32 million at December 31, 2003.

We amended our postretirement health care and life insurance plans to reduce benefits, modify eligibility criteria and increase retiree co-pays. The changes reduced the postretirement benefit obligation by $19 million, the 2003 postretirement costs by $3 million and the expected 2004 postretirement costs by $5 million.

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonability.

We employ a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets consistent with a prudent level of risk. The intent of this strategy is to minimize plan expenses over the long term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

	2003	2002

Equity Securities	66%	67%
Debt Securities	34	33

	100%	100%

Our Plan’s weighted-average asset target allocations by asset category at December 31, 2003 are as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (Act) was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. We have elected to defer the provisions of the Act, and our measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act, if any. Specific authoritative guidance, when issued by the FASB, could require us to re-determine the impact of the Act and change previously reported information.

Grantor Trust

We maintain a Grantor Trust which invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and we can revoke the trust subject to providing the MPSC with prior notification. We record our investment at market value and account for unrealized gains and losses in the Consolidated Statement of Operations.

NOTE 12- RELATED PARTY TRANSACTIONS

We have transactions with affiliated companies to provide transportation and storage services and for the purchase of natural gas. Under a service agreement with DTE Energy, various DTE affiliates, including MichCon provide corporate support services and various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, regulatory and other services, which were billed to DTE Energy corporate. These administrative and general expenses along with interest and financing costs were then billed down to various subsidiaries of DTE Energy, including MichCon. The net amount of such expenses included in the consolidated statement of operations was $106 million in 2003, $68 million in 2002 and $45 million in 2001. The increase in 2003 corporate expenses is related primarily to costs incurred by an affiliate to upgrade our customer service operations and higher benefit costs associated with corporate support staff.

In addition, we had intercompany revenue of $14 million, $13 million and $7 million in 2003, 2002 and 2001, respectively. We had intercompany expenses of $29 million, $15 million and $97 million in 2003, 2002 and 2001, respectively. Gas purchases of approximately $69 million are included in the 2001 amount.

Our accounts receivable from affiliated companies totaled $70 million and $53 million, and accounts payable to affiliated companies totaled $25 million and $19 million at December 31, 2003 and 2002, respectively.

We declared dividends of $62.5 million and paid dividends of $50 million to our parent company in 2003. We declared and paid dividends of $75 million in 2001. We received a $200 million capital contribution from our parent company in 2002.

NOTE 13 – UNUSUAL CHARGES

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

Loss on Sale of Assets

In the 2003 fourth quarter, we recorded a $3 million pre-tax ($2 million net of taxes) loss from the sale of our former headquarters.

Joint Ventures

During 2001, we recorded a $9 million pre-tax ($6 million net of taxes) estimated impairment of our investment in Harbortown, a residential community on the Detroit riverfront. The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. In the 2003 fourth quarter, we recorded a $6 million pre-tax ($4 million net of taxes) gain from the sale of our interests in a series of partnerships.

NOTE 14 – SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter	Year

2003
Operating Revenues	$652	$284	$142	$414	$1,492
Operating Income (Loss)	$111	$(5)	$(42)	$26	$90
Net Income (Loss)	$75	$(11)	$(37)	$18	$45
2002
Operating Revenues	$590	$235	$117	$370	$1,312
Operating Income (Loss)	$97	$(40)	$(24)	$42	$75
Net Income (Loss)	$54	$(34)	$(20)	$20	$20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of December 31, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services

For the years ended December 31, 2003 and 2002, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of MichCon’s annual financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed for other services rendered by Deloitte during those periods.

	2002	2003
Audit fees (1)	$537,419	$788,736
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$537,419	$788,736

(1)	Represents the aggregate fees billed for the audit of MichCon’s annual financial statements and for the reviews of the financial statements included in MichCon’s Quarterly Reports on Form 10-Q.

The above listed fees were pre-approved by the DTE Energy audit committee.

Part IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits.

Exhibit No.	Description

(i)	Exhibits filed herewith.

12-4	Computation of Ratio of Earnings to Fixed Charges.

23-4	Consent of Deloitte & Touche LLP.

31-5	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-6	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

3-1	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for quarter ended March 31, 1993, file number 1-7310).

3-2	By-Laws (Exhibit 3-2 to Form 10-Q for quarter ended March 31, 1993, file number 1-7310).

4-1	Indenture between MichCon and Citibank, N.A. related to Senior Debt Securities dated as of June 1, 1998 (Exhibit 4-1 to Registration Statement No. 333-63370); First Supplemental Indenture dated as of June 18, 1998 (Exhibit 4-1 to June 18, 1998 Form 8-K); Second Supplemental Indenture dated as of June 9, 1999 (Exhibit 4-1 to June 4, 1999 Form 8-K); and Third Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001).

4-2	Indentures defining the rights of the holders of MichCon’s First Mortgage Bonds:
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

Exhibit No.	Description

(Exhibit 4-2 to Registration Statement No. 333-16285); Thirty-fifth Supplemental Indenture, dated as of June 18, 1998 (Exhibit 4-2 to June 18, 1998 Form 8-K); and Mortgage Supplemental Indenture dated as of August 15, 2001 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001).

4-3	Fourth Supplemental Indenture, dated as of February 15, 2003, establishing the 5.7% Senior Notes, Series A due 2033 (Exhibit 4-3 to Form 10-Q for quarter ended March 31, 2003).

4-4	Thirty-seventh Supplemental Indenture, dated as of February 15, 2003, establishing the 5.7% collateral bonds due 2033 (Exhibit 4-4 to Form 10-Q for quarter ended March 31, 2003).

10-1	MichCon Investment and Stock Ownership Plan, as amended (Exhibit 10-12 to 1998 Form 10-K).

99-1	364-Day Credit Agreement dated as of October 24, 2003 ($162.5 million) (Exhibit 99-11 to Form 10-Q for quarter ended September 30, 2003).

99-2	Three-Year Credit Agreement dated as of October 24, 2003 ($162.5 million) (Exhibit 99-12 to Form 10-Q for quarter ended September 30, 2003).

(iii)	Exhibits furnished herewith.

32-5	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-6	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

(b)  Reports on Form 8-K.

During the quarterly period ended December 31, 2003, we filed Current Reports on Form 8-K covering matters, as follows:

Item 7. Exhibits and Item 12. Results of Operations and Financial Conditions filed and dated November 7, 2003.

MICHIGAN CONSOLIDATED GAS COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(in Millions)		Additions

		Provisions charged to		Deductions
				for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 2003
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$27	$39	$—	$23	$43

Reserve included in Current Liabilities - Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$22	$—	$—	$1	$21

Year Ended December 31, 2002
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$21	$21	$—	$15	$27

Reserve included in Current Liabilities - Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$25	$—	$—	$3	$22

Year Ended December 31, 2001
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$19	$16	$—	$14	$21

Reserve included in Current Liabilities - Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$30	$—	$—	$5	$25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY (Registrant)
Date: March 1, 2004	By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

By	/s/ SUSAN M. BEALE Susan M. Beale Director, Vice President and Corporate Secretary

By	/s/ DAVID E. MEADOR David E. Meador Director

Date March 1, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
12-4	Computation of Ratio of Earnings to Fixed Charges.

23-4	Consent of Deloitte & Touche LLP.

31.5	Certification of Chief Executive Officer pursuant to Section 302

31.6	Certification of Chief Financial Officer pursuant to Section 302

32.5	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002