Form 10-Q
period 2004-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2004-05-05
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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
QUARTER ENDED MARCH 31, 2004

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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to, and purchases by, customers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of gas Customer Choice programs;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impacts of MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported earnings of $69 million for the first quarter of 2004 compared to earnings of $75 million for the 2003 first quarter. Results for the first quarter of 2004 were primarily impacted by increases in operation and maintenance expenses due to higher uncollectible accounts expense offset by a lower effective tax rate.

Quarter
Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues	$63
Cost of gas	(67)

Gross margin	(4)
Operation and maintenance	(18)
Depreciation, depletion and amortization	(2)
Taxes other than income	5
Other (income) and deductions	(2)
Income tax provision	15

Net income	$(6)

Operating revenues increased $63 million in the first quarter of 2004, reflecting increased gas sales and reduced end user transportation revenues.

	Quarter
	2004	2003
Gas Markets (in Millions)
Gas sales	$640	$561
End user transportation	42	57

	682	618
Intermediate transportation	15	14
Other	18	20

	$715	$652

Gas Markets (in Bcf)
Gas sales	83	80
End user transportation	50	61

	133	141
Intermediate transportation	174	174

	307	315

Gas sales and end user transportation revenues in total increased $64 million in the first quarter of 2004. The increase is due primarily to an increase in Gas Cost Recovery (GCR) revenues of $73 million for the first quarter of 2004. This portion of revenues is offset by similar gas costs subject to collection through the GCR. End user transportation revenues for the three-month period reflect lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same. There were approximately 119,000 customers participating in the Customer Choice program at March 31, 2004, compared with approximately 129,000 customers at December 31, 2003.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs. Cost of gas sold increased by $67 million in the first quarter of 2004. The average cost of gas sold increased $.71 per Mcf (14%) for the first quarter from the comparable 2003 period.

Operation and maintenance expenses increased $18 million for the 2004 first quarter from the comparable 2003 period primarily due to higher uncollectible accounts expense, reflecting higher past due amounts attributable to current economic conditions.

Income taxes decreased $15 million for the 2004 first quarter due to a lower effective tax rate in 2004 driven by lower estimated annual earnings.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2004	2003
Operating Revenues	$715	$652

Operating Expenses
Cost of gas	488	421
Operation and maintenance	96	78
Depreciation, depletion and amortization	27	25
Taxes other than income	12	17

	623	541

Operating Income	92	111

Other (Income) and Deductions
Interest expense	14	15
Interest income	(2)	(3)
Other	1	(1)

	13	11

Income Before Income Taxes	79	100
Income Tax Provision	10	25

Net Income	$69	$75

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2004	December 31
(in Millions)	(Unaudited)	2003

ASSETS
Current Assets
Cash and cash equivalents	$7	$1
Accounts receivable
Customer (less allowance for doubtful accounts of $57 and $43, respectively)	290	178
Accrued unbilled revenues	74	117
Other	72	100
Accrued gas cost recovery revenue	57	19
Notes receivable from affiliate	12	—
Inventories
Gas	30	117
Material and supplies	15	14
Other	57	67

	614	613

Property, Plant and Equipment	3,128	3,124
Less accumulated depreciation, depletion and amortization	(1,361)	(1,344)

	1,767	1,780

Other Assets
Other investments	88	87
Notes receivable	82	83
Regulatory assets	60	61
Prepaid benefit costs and due from affiliate	342	333
Other	21	20

	593	584

	$2,974	$2,977

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$128	$131
Dividends payable	13	13
Short-term borrowings	3	235
Current portion of long-term debt, including capital leases	3	3
Federal income, property and other taxes payable	37	14
Regulatory liabilities	26	26
Gas inventory equalization	167	—
Other	54	73

	431	495

Other Liabilities
Deferred income taxes	130	134
Regulatory liabilities	564	563
Unamortized investment tax credit	20	20
Accrued postretirement benefit costs	100	96
Accrued environmental costs	15	16
Other	60	55

	889	884

Long-term debt, including capital lease obligations	774	775

Contingencies (Note 3)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	433	432
Retained earnings	437	381

	880	823

	$2,974	$2,977

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Activities
Net income	$69	$75
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	27	25
Deferred income taxes and investment tax credit, net	(7)	(2)
Gain on sale of assets	(2)
Changes in assets and liabilities:
Accounts receivable, net	(84)	(132)
Accrued unbilled revenues	43	43
Inventories	86	45
Property taxes assessed applicable to future periods	(9)	(8)
Prepaid benefit costs and due from affiliate	(9)	(8)
Accrued gas cost recovery	(38)	(48)
Accounts payable	(3)	40
Gas inventory equalization	167	150
Federal income, property and other taxes payable	23	14
Other	9	21

Net cash from operating activities	272	215

Investing Activities
Capital expenditures	(14)	(15)
Proceeds from sale of assets	5	—
Notes receivable from affiliate	(12)	(269)
Other	—	(3)

Net cash used for investing activities	(21)	(287)

Financing Activities
Issuance of long-term debt	—	199
Redemption of long-term debt	(1)	(30)
Short-term borrowings, net	(232)	(90)
Dividends paid	(12)	(12)

Net cash from (used for) financing activities	(245)	67

Net Increase (Decrease) in Cash and Cash Equivalents	6	(5)
Cash and Cash Equivalents at Beginning of Period	1	7

Cash and Cash Equivalents at End of Period	$7	$2

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$19	$14
Income taxes paid	—	14

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Balance — beginning of period.	$381	$399
Net income	69	75
Common stock dividends declared	(13)	(13)

Balance — end of period	$437	$461

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in our 2003 Annual Report on Form 10-K.

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

Retirement Benefits and Trusteed Assets

The MCN Energy Group Retirement Plan, that covered nonrepresented employees, merged into the DTE Energy Company Retirement Plan. Detroit Edison operates as the sponsor of the merged DTE Energy represented and nonrepresented plan, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Retirement Plan. Income was approximately $7 million and $8 million for the three months ended March 31, 2004 and 2003, respectively and is not reflected in the table below.

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2004	2003	2004	2003
Service Cost	$2	$1	$2	$2
Interest Cost	4	4	6	5
Expected Return on Plan Assets	(7)	(7)	(3)	(4)
Amortization of
Net loss	—	—	1	—
Prior service cost	—	—	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost (Credit)	$(1)	$(2)	$8	$5

NOTE 2 — REGULATORY MATTERS

Gas Rate Plan

Rate Request — In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004.

MPSC Staff Report on Interim Rate Relief — The MPSC Staff report on MichCon’s interim rate request was filed on May 3, 2004. After adjusting for several items that it will address in its final rate relief recommendation, the MPSC Staff recommended a $25 million interim rate increase. This compares with MichCon’s requested total interim base rate relief of $154 million. In addition, the MPSC Staff proposed a 50% debt and 50% equity capital structure utilizing MichCon's current allowed rate of return of 11.5%. An interim order is expected in the third quarter of 2004 and a final order in the first quarter of 2005.

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

Although we recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case that was filed with the MPSC in February 2003. The MPSC Staff and various intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has proposed that half of the $8 million related to the settlement of the Enron bankruptcy also be disallowed. The other parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. An MPSC administrative law judge has recommended disallowances of $26.5 million related to the use of storage gas in 2001 and $26 million related to the December 2001 unbilled issue, and recommended that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. We have included this item in our testimony in the 2003 GCR reconciliation filed in February 2004. A final order in this proceeding is expected in 2004. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals.

2003 Plan Year — In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of December 31, 2003, MichCon has accrued a $19 million regulatory asset representing the under-recovery of actual gas costs incurred.

2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR Plan Case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR Plan Case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices thereby minimizing the possibility of a GCR under recovery. Due to sustained increase in market prices for natural gas, in March 2004, MichCon filed updated GCR testimony requesting an increased maximum GCR factor of $6.15 per Mcf.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

NOTE 3 — CONTINGENCIES

We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved.

See Note 2 for a discussion of contingencies related to Regulatory Matters.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations, cash flows and retained earnings for the three-month periods ended March 31, 2004 and 2003, respectively. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and retained earnings for the year then ended (not presented herein); and in our report dated March 1, 2004 (which report includes an explanatory paragraph relating to the change in the method of accounting for asset retirement obligations in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 5, 2004

OTHER INFORMATION

LEGAL PROCEEDINGS
We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

Filed:
15-8	Awareness Letter of Deloitte & Touche LLP
31-7	Chief Executive Officer Section 302 Form 10-Q Certification
31-8	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:
32-7	Chief Executive Officer Section 906 Certification of Periodic Report
32-8	Chief Financial Officer Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K

During the quarterly period ended March 31, 2004, we filed or furnished Current Reports on Forms 8-K covering matters, as follows:

Item 7. Exhibits and Item 9. Regulation FD Disclosure filed and dated February 6, 2004; and

Item 7. Exhibits and Item 12. Results of Operations and Financial Conditions dated February 5, 2004 and filed February 6, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 5, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q for Quarter Ended March 31, 2004
File No. 1-7310

Exhibit Index

Exhibit
Number	Description

15-8	Awareness Letter of Deloitte & Touche LLP
31-7	Chief Executive Officer Section 302 Form 10-Q Certification
31-8	Chief Financial Officer Section 302 Form 10-Q Certification
32-7	Chief Executive Officer Section 906 Certification of Periodic Report
32-8	Chief Financial Officer Section 906 Certification of Periodic Report