Form 10-Q
period 2004-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2004-08-05
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes ___       No   X

MICHIGAN CONSOLIDATED GAS COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2004

DEFINITIONS

Customer Choice	The choice program is a statewide initiative
giving customers in Michigan the option to
choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly the
parent of Detroit Edison and MichCon

End User Transportation	A gas delivery service historically provided
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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of gas Customer Choice programs;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impacts of regulations by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to MichCon.

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

MichCon reported losses of $37 million and earnings of $33 million for the second quarter and six-month period of 2004, respectively, compared with losses of $11 million and earnings of $64 million for comparable 2003 periods. Results for the second quarter and six-month period of 2004 were primarily impacted by increases in operation and maintenance expenses due to higher uncollectable accounts expense and higher employee benefit costs. Additionally, results for the second quarter and six-month period of 2004 were impacted by lower gross margins offset by a decrease in the income tax provision due to lower pre-tax earnings.

	Quarter	Six Months
Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues	$(13)	$50
Cost of gas	(1)	(68)

Gross margin	(14)	(18)
Operation and maintenance	(25)	(42)
Depreciation, depletion and amortization	2	—
Taxes other than income	—	5
Property write-down and contract losses	5	5
Other (income) and deductions	—	(2)
Income tax provision	6	21

Net income	$(26)	$(31)

Operating revenues decreased $13 million in the second quarter of 2004, reflecting decreased gas sales and reduced end user transportation revenues. Operating revenues increased $50 million in the six-month period of 2004, reflecting increased gas sales and reduced end user transportation revenues.

	Quarter		Six Months
	2004	2003	2004	2003
Gas Markets (in Millions)
Gas sales	$216	$227	$856	$788
End user transportation	25	28	67	85

	241	255	923	873
Intermediate transportation	12	12	27	26
Other	18	17	36	37

	$271	$284	$986	$936

Gas Markets (in Bcf)
Gas sales	22	32	105	112
End user transportation	29	25	79	86

	51	57	184	198
Intermediate transportation	129	130	303	304

	180	187	487	502

Gas sales and end user transportation revenues in total decreased $14 million and increased $50 million in the second quarter and six-month period of 2004, respectively. The decrease in the second quarter of 2004 is due primarily to a decrease in Gas Cost Recovery (GCR) revenues of $4 million, which are offset by similar gas costs subject to collection through the GCR, and a decrease of $6 million in weather related demand. The increase for the six month period of 2004 is due primarily to an increase in GCR revenues of $68 million, partially offset by $16 million in weather related demand. End user transportation revenues for the six-month period of 2004 reflect lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same. There were approximately 115,000 customers participating in the Customer Choice program at June 30, 2004, compared with approximately 129,000 customers at December 31, 2003.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs. Cost of gas sold increased by $1 million and $68 million in the second quarter and six-month period of 2004, respectively. The average cost of gas sold increased $1.89 per Mcf (37%) and $.97 per Mcf (19%) for the second quarter and six-month period, respectively, from the comparable 2003 periods.

Operation and maintenance expenses increased $25 million and $42 million for the second quarter and six-month period of 2004, respectively, from the comparable 2003 period primarily due to higher uncollectable accounts expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate assistance for low-income customers. Higher employee benefit costs and accruals for injuries and damages also contributed to the increase.

Property write-down declined $5 million for both the second quarter and six-month period of 2004 due to a charge in 2003 for the planned sale of our former headquarters.

Income taxes decreased $6 million and $21 million for the 2004 second quarter and six-month period, respectively, primarily due to a lower effective tax rate in 2004 driven by lower estimated annual earnings.

ENVIRONMENTAL MATTERS

See Note 5 — Contingencies for discussion of environmental matters.

REPRESENTED EMPLOYEES

Approximately 1,100 of the company’s employees were under a contract that expired in October 2004. A new three-year contract was ratified in August 2004.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the company carried out an evaluation, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$271	$284	$986	$936

Operating Expenses
Cost of gas	161	160	649	581
Operation and maintenance	108	83	203	161
Depreciation, depletion and amortization	26	28	53	53
Taxes other than income	13	13	25	30
Property write-down (Note 4)	—	5	—	5

	308	289	930	830

Operating Income (Loss)	(37)	(5)	56	106

Other (Income) and Deductions
Interest expense	13	14	27	29
Interest income	(3)	(3)	(5)	(6)
Other	—	(1)	1	(2)

	10	10	23	21

Income (Loss) Before Income Taxes	(47)	(15)	33	85
Income Tax Provision (Benefit)	(10)	(4)	—	21

Net Income (Loss)	$(37)	$(11)	$33	$64

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30
	2004	December 31
(in Millions)	(Unaudited)	2003
ASSETS
Current Assets
Cash and cash equivalents	$—	$1
Accounts receivable
Customer (less allowance for doubtful accounts of $65 and $43, respectively)	173	178
Accrued unbilled revenues	25	117
Other	58	100
Accrued gas cost recovery revenue	89	19
Notes receivable from affiliate	32	—
Inventories
Gas	72	117
Material and supplies	15	14
Other	54	67

	518	613

Property, Plant and Equipment	3,153	3,124
Less accumulated depreciation, depletion and amortization	(1,383)	(1,344)

	1,770	1,780

Other Assets
Other investments	88	87
Notes receivable	82	83
Regulatory assets	60	61
Prepaid benefit costs and due from affiliate	350	333
Other	16	20

	596	584

	$2,884	$2,977

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$155	$131
Dividends payable	13	13
Short-term borrowings	3	235
Current portion of long-term debt, including capital leases.	3	3
Federal income, property and other taxes payable	11	14
Regulatory liabilities	26	26
Gas inventory equalization (Note 1)	93	—
Other	62	73

	366	495

Other Liabilities
Deferred income taxes	145	134
Regulatory liabilities	564	563
Unamortized investment tax credit	19	20
Accrued postretirement benefit costs	103	96
Accrued environmental costs	15	16
Other	67	55

	913	884

Long-term debt, including capital lease obligations	773	775

Contingencies (Note 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	433	432
Retained earnings	389	381

	832	823

	$2,884	$2,977

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
	2004	2003
(in Millions)
Operating Activities
Net income	$33	$64
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	53	53
Property write-down and contract losses	—	5
Deferred income taxes and investment tax credit, net	2	—
Gain on sale of assets	(2)	—
Changes in assets and liabilities:
Accounts receivable, net	47	2
Accrued unbilled revenues	92	96
Inventories	44	22
Property taxes assessed applicable to future periods	(1)	2
Prepaid benefit costs and due from affiliate	(17)	(18)
Accrued gas cost recovery	(70)	(59)
Accounts payable	24	30
Gas inventory equalization	93	75
Federal income, property and other taxes payable	(3)	(9)
Other	29	(9)

Net cash from operating activities	324	254

Investing Activities
Capital expenditures	(41)	(37)
Proceeds from sale of assets	5	—
Notes receivable from affiliate	(32)	(81)
Other	1	(3)

Net cash used for investing activities	(67)	(121)

Financing Activities
Issuance of long-term debt	—	199
Redemption of long-term debt	(1)	(193)
Short-term borrowings, net	(232)	(120)
Dividends paid	(25)	(25)

Net cash used for financing activities	(258)	(139)

Net Decrease in Cash and Cash Equivalents	(1)	(6)
Cash and Cash Equivalents at Beginning of Period	1	7

Cash and Cash Equivalents at End of Period	$—	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$27	$28
Income taxes paid	—	14

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Six Months Ended
	June 30
	2004	2003
(in Millions)

Balance — beginning of period	$381	$398
Net income	33	64
Common stock dividends declared	(25)	(25)

Balance — end of period	$389	$437

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

Retirement Benefits and Trusteed Assets

MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its other nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $7 million and $7 million for the three months ended June 30, 2004 and 2003, respectively, and was approximately $14 million and $15 million for the six months ended June 30, 2004 and 2003, respectively, and is not reflected in the table below.

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2004	2003	2004	2003

Service Cost	$1	$1	$2	$2
Interest Cost	3	3	6	6
Expected Return on Plan Assets	(7)	(8)	(3)	(4)
Amortization of
Net loss	—	—	1	—
Prior service cost	1	1	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost (Credit)	$(2)	$(3)	$8	$6

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Six Months Ended June 30	2004	2003	2004	2003

Service Cost	$3	$2	$4	$4
Interest Cost	7	7	11	11
Expected Return on Plan Assets	(14)	(15)	(5)	(8)
Amortization of
Net loss	—	—	1	—
Prior service cost	1	1	—	—
Net transition liability	—	—	4	4

Net Periodic Benefit Cost (Credit)	$(3)	$(5)	$15	$11

In June 2004, we retroactively adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 106-2. This FSP provides guidance on the accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). As a result of the retroactive adoption, our other postretirement benefit costs were reduced by $1 million for the quarter ended March 31, 2004 and the six months ended June 30, 2004. See Note 2.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Medicare Act Accounting

In December 2003, the Medicare Act was signed into law. This Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at “least actuarially” equivalent to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost pending the issuance of specific authoritative accounting guidance by the FASB.

In May 2004, FSP No. 106-2 was issued on accounting for the effects of the Medicare Act. The FSP is effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. The guidance in this FSP is applicable to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded the prescription drug benefits available under the plan to some or all participants are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We believe we qualify for the subsidy under the Act and the expected subsidy will partially offset our share of the cost of the postretirement prescription drug coverage.

The reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is approximately $24 million and is accounted for as an actuarial gain as required under the FSP. The effects of the subsidy on the measurement of net periodic postretirement benefit costs is expected to reduce cost by $3 million in 2004. The impact of the Medicare Act on the components of Other Postretirement Benefit Costs in the first six months of 2004 is as follows:

	Three	Three	Six
	Months	Months	Months
	Ended	Ended	Ended
(in Millions)	March 31, 2004	June 30, 2004	June 30, 2004
Reduction in service cost	$—	$—	$—
Reduction in interest cost	1	—	1
Amortization of actuarial gain	—	—	—

Decrease in postretirement
benefit cost	$1	$—	$1

We have elected to apply the provisions of FSP No. 106-2 retroactive to January 1, 2004, and as a result earnings for the first quarter of 2004 have been restated. A reconciliation of previously reported first quarter 2004 net income to the amounts adjusted for the decrease in costs due to the Medicare Act follows:

Net
(In Millions, except per share amounts)	Income
As reported	$69
Add: Decrease in costs due to
Medicare Act	1

As adjusted	$70

NOTE 3 — REGULATORY MATTERS

Gas Rate Case

Rate Request — In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request was based on a projected revenue deficiency for the test year 2004.

MPSC Staff Report on Interim Rate Relief — The MPSC Staff report on MichCon’s interim rate request was filed on May 3, 2004. After adjusting for several items that it will address in its final rate relief recommendation, the MPSC Staff recommended a $25 million interim rate increase. This compares with MichCon’s requested total interim base rate relief of $154 million. In addition, the MPSC Staff proposed a 50% debt and 50% equity capital structure utilizing MichCon’s current allowed rate of return of 11.5%. The Staff has subsequently revised its position and is now recommending a $29 million interim rate increase. An interim order is expected in the third quarter of 2004 and a final order in the first quarter of 2005.

MPSC Staff Recommendation on Final Rate Relief — The Staff report on MichCon’s final rate relief request was filed on July 26, 2004. The Staff recommended a $70 million increase in base rates compared to MichCon’s requested base rate relief of $194 million. In addition, the Staff proposed a 50% debt and 50% equity capital structure utilizing a reduced rate of return of 11%.

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

Although we recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case that was filed with the MPSC in February 2003. The MPSC Staff and various intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has proposed that half of the $8 million related to the settlement of the Enron bankruptcy also be disallowed. The other parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. An MPSC administrative law judge has recommended disallowances of $26.5 million related to the use of storage gas in 2001 and $26 million related to the December 2001 unbilled issue, and recommended that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. We have included this item in our testimony in the 2003 GCR reconciliation filed in February 2004. The Staff has recommended that MichCon be allowed to recover the entire $8 million related to the Enron issue. A final order in this proceeding is expected in 2004. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals.

2003 Plan Year — In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of December 31, 2003, MichCon has accrued a $19 million regulatory asset representing the under-recovery of actual gas costs incurred in 2003 and the 2002 GCR under-recovery.

2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR plan case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby minimizing the possibility of a GCR under recovery. Due to sustained increase in market prices for natural gas, in June 2004, the MPSC approved an increase in the maximum GCR factor and a contingent factor which resulted in a new maximum factor of $6.62 per Mcf, effective July 1, 2004.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

NOTE 4 — UNUSUAL CHARGES

Property Write-down

In June 2003, we recorded an additional $5 million pre-tax ($4 million net of taxes) charge from the planned sale of our former headquarters to further reduce the carrying value of the property to fair value based on the estimated selling price less cost to sell. The sale was completed in the fourth quarter of 2003.

NOTE 5 — CONTINGENCIES

Environmental

Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites. During the mid-1980’s, we conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. We employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicated that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, we accrued a liability and a corresponding regulatory asset of $32 million during 1995. At December 31, 2003, the reserve balance was $21.5 million of which $4.7 million was classified as current. Our current estimates indicate that the previously accrued amounts are adequate to cover the costs of required remedial actions and therefore no additional accrual will be required.

Other

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of June 30, 2004, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows and retained earnings for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the condensed consolidated interim financial statements, Michigan Consolidated Gas Company applied the provisions of Financial Accounting Standards Board Staff Position No. 106-2, which relates to accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, retroactive to January 1, 2004.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and retained earnings for the year then ended (not presented herein); and in our report dated March 1, 2004 (which report includes an explanatory paragraph relating to the change in the method of accounting for asset retirement obligations in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 3, 2004

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

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

Filed:

15-9	Awareness Letter of Deloitte & Touche LLP

31-9	Chief Executive Officer Section 302 Form 10-Q Certification

31-10	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report

(b) Reports on Form 8-K

During the quarterly period ended June 30, 2004, we filed or furnished Current Reports on Forms 8-K covering matters, as follows:

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition Disclosure furnished on April 29, 2004 and dated April 28, 2004; and

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition furnished and dated April 29, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date: August 4, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description

15-9	Awareness Letter of Deloitte & Touche LLP

31-9	Chief Executive Officer Section 302 Form 10-Q Certification

31-10	Chief Financial Officer Section 302 Form 10-Q Certification

32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report