Form 10-Q
period 2004-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2004-11-08
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes [   ]          No [X]

Michigan Consolidated Gas Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2004

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly the parent of The Detroit Edison Company and MichCon

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc. (successor to MCN Energy) and subsidiaries.

Gas Sales Program	A three-year program that ended in December 2001 under which MichCon’s gas sales rate included a gas commodity component that was fixed at $2.95 per Mcf.

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 permitting MichCon to pass on the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of gas Customer Choice programs;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impacts of regulations by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to MichCon.

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

MichCon reported losses of $53 million and $20 million for the third quarter and nine-month period of 2004, respectively, compared with losses of $37 million and earnings of $27 million for comparable 2003 periods. Results for the third quarter and nine-month period of 2004 were adversely impacted by a negative effective income tax rate. Results for the nine-month period of 2004 were primarily impacted by increases in operation and maintenance expenses due to higher uncollectable accounts expense, increased employee benefit costs and higher injuries and damages accruals. Additionally, results for the nine-month period of 2004 were impacted by lower gross margins.

Increase (Decrease) in Income Statement
Components Compared to Prior Year
(in Millions)	Quarter	Nine Months
Operating revenues	$13	$63
Cost of gas	8	76

Gross margin	5	(13)
Operation and maintenance	—	42
Depreciation, depletion and amortization	2	2
Taxes other than income	—	(5)
Property write-down	—	(5)
Other (income) and deductions	3	5
Income tax provision	16	(5)

Net income	$(16)	$(47)

Operating revenues increased $13 million in the third quarter of 2004, reflecting increased gas sales and end user transportation revenues. Operating revenues increased $63 million in the nine-month period of 2004, reflecting increased gas sales and reduced end user transportation revenues.

	Quarter		Nine Months
	2004	2003	2004	2003
Gas Markets (in Millions)
Gas sales	$107	$97	$963	$885
End user transportation	20	19	88	104

	127	116	1,051	989
Intermediate transportation	11	12	38	38
Other	17	14	52	51

	$155	$142	$1,141	$1,078

Gas Markets (in Bcf)
Gas sales	12	12	117	124
End user transportation	27	27	107	113

	39	39	224	237
Intermediate transportation	128	139	431	443

	167	178	655	680

Gas sales and end user transportation revenues in total increased $11 million and increased $62 million in the third quarter and nine-month period of 2004, respectively. The increase in the third quarter of 2004 is primarily attributed to a $10 million increase in Gas Cost Recovery (GCR) revenue due to higher average gas purchase rates and a $1 million increase in end-user transportation due to higher average rates. The increase for the nine-month period of 2004 is due primarily to an increase in GCR revenues of $78 million, partially offset by $18 million in weather related demand. End user transportation revenues for the nine-month period of 2004 reflect lower volumes for deliveries associated with a varying number of customers participating in the Customer Choice program. Customers participating in this program purchase gas from suppliers other than MichCon, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end-user transportation services to Customer Choice participants are the same. There were approximately 111,000 customers participating in the Customer Choice program at September 30, 2004, compared with approximately 129,000 customers at December 31, 2003.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs. Cost of gas sold increased by $8 million and $76 million in the third quarter and nine-month period of 2004, respectively. The average cost of gas sold increased $1.04 per Mcf (25%) and $.97 per Mcf (19%) for the third quarter and nine-month period, respectively, from the comparable 2003 periods.

Operation and maintenance expense was unchanged and increased $42 million for the third quarter and nine-month period of 2004, respectively, from the comparable 2003 period primarily due to higher uncollectable accounts expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate assistance for low-income customers. Higher employee benefit costs and accruals for injuries and damages also contributed to the increase.

Property write-down declined $5 million for the nine-month period of 2004 due to a charge in 2003 for the planned sale of our former headquarters.

Income taxes increased $16 million and decreased $5 million for the 2004 third quarter and nine-month period, respectively, attributed to a negative effective income tax rate in 2004 driven by lower estimated annual earnings.

ENVIRONMENTAL MATTERS

See Note 7 – Contingencies for discussion of environmental matters.

REPRESENTED EMPLOYEES

Approximately 1,100 of the company’s employees were under a contract that expired in October 2004. A new three-year contract was ratified in August 2004.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

(b) Changes in internal control over financial reporting

The Company has established a formal assessment process and related procedures to evaluate the effectiveness of internal control over financial reporting using criteria specified by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The assessment process is comprehensive in scope, utilizes internal and external resources and involves many individuals at various levels of the Company in the design, testing and evaluation of internal control.

As part of the evaluation and assessment process, the Company has been improving the design and operating effectiveness of many entity-level and process-level controls. Control testing and remediation activities provide reasonable, but not absolute, assurance that a material weakness in internal control over financial reporting will be avoided. The inherent limitations of our current internal controls, a portion of which are manual by their nature, contribute to the potential for control deficiencies. Although management has not yet completed its assessment and continues to implement control improvements, management does not believe any areas requiring further improvement will constitute a material weakness in internal control over financial reporting as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$155	$142	$1,141	$1,078

Operating Expenses
Cost of gas	64	56	713	637
Operation and maintenance	90	90	293	251
Depreciation, depletion and amortization	28	26	81	79
Taxes other than income	12	12	37	42
Property write-down (Note 4)	—	—	—	5

	194	184	1,124	1,014

Operating Income (Loss)	(39)	(42)	17	64

Other (Income) and Deductions
Interest expense	14	13	41	42
Interest income	(2)	(2)	(7)	(8)
Other	—	(2)	1	(4)

	12	9	35	30

Income (Loss) Before Income Taxes	(51)	(51)	(18)	34
Income Tax Provision (Benefit)	2	(14)	2	7

Net Income (Loss)	$(53)	$(37)	$(20)	$27

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30
	2004	December 31
(in Millions)	(Unaudited)	2003
ASSETS
Current Assets
Cash and cash equivalents	$1	$1
Accounts receivable
Customer (less allowance for doubtful accounts of $65 and $43, respectively)	109	178
Accrued unbilled revenues	27	117
Other	79	100
Accrued gas cost recovery revenue	71	19
Inventories Gas	182	117
Material and supplies	14	14
Other	78	67

	561	613

Property, Plant and Equipment	3,180	3,124
Less accumulated depreciation, depletion and amortization	(1,403)	(1,344)

	1,777	1,780

Other Assets
Other investments	90	87
Notes receivable	82	83
Regulatory assets	59	61
Prepaid benefit costs and due from affiliate	359	333
Other	9	20

	599	584

	$2,937	$2,977

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$145	$131
Dividends payable	13	13
Short-term borrowings	212	235
Current portion of long-term debt, including capital leases	—	3
Federal income, property and other taxes payable	4	14
Regulatory liabilities	27	26
Other	60	73

	461	495

Other Liabilities
Deferred income taxes	168	134
Regulatory liabilities	564	563
Unamortized investment tax credit	19	20
Accrued postretirement benefit costs	107	96
Accrued environmental costs	15	16
Other	66	55

	939	884

Long-term debt, including capital lease obligations	773	775

Contingencies (Note 7)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	323	381
Accumulated other comprehensive loss	(1)	—

	764	823

	$2,937	$2,977

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2004	2003
Operating Activities
Net income (loss)	$(20)	$27
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	81	79
Property write-down	—	5
Deferred income taxes and investment tax credit, net	22	12
Gain on sale of assets	(2)	—
Changes in assets and liabilities:
Accounts receivable, net	90	45
Accrued unbilled revenues	90	87
Inventories	(65)	(103)
Property taxes assessed applicable to future periods	(10)	(5)
Prepaid benefit costs and due from affiliate	(26)	(29)
Accrued gas cost recovery	(52)	(42)
Accounts payable	14	24
Federal income, property and other taxes payable	(18)	(28)
Other	26	(20)

Net cash from operating activities	130	52

Investing Activities
Capital expenditures	(72)	(67)
Proceeds from sale of assets	5	—
Other	1	(2)

Net cash used for investing activities	(66)	(69)

Financing Activities
Issuance of long-term debt	—	199
Redemption of long-term debt	(3)	(194)
Short-term borrowings, net	(23)	44
Dividends paid	(38)	(37)

Net cash (used for) from financing activities	(64)	12

Net Decrease in Cash and Cash Equivalents	—	(5)
Cash and Cash Equivalents at Beginning of Period	1	7

Cash and Cash Equivalents at End of Period	$1	$2

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$46	$47
Income taxes paid	—	14

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2004	2003
Balance – beginning of period	$381	$398
Net income (loss)	(20)	27
Common stock dividends declared	(38)	(37)

Balance – end of period	$323	$388

The following table displays other comprehensive loss for the nine-month periods ended September 30:

(in Millions)	2004	2003
Net income (loss)	$(20)	$27

Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Losses arising during the period, net of taxes of $(1) and $-, respectively	(1)	—

	(1)	—

Comprehensive income (loss)	$(21)	$27

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL

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

Retirement Benefits and Trusteed Assets

MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its other nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $7 million and $8 million for the three months ended September 30, 2004 and 2003, respectively, and was approximately $21 million and $23 million for the nine months ended September 30, 2004 and 2003, respectively, and is not reflected in the table below.

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended September 30	2004	2003	2004	2003
Service Cost	$1	$1	$2	$1
Interest Cost	4	3	6	4
Expected Return on Plan Assets	(7)	(7)	(3)	(2)
Amortization of:
Net loss (gain)	—	—	1	(1)
Prior service cost	—	—	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost (Credit)	$(2)	$(3)	$8	$4

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Nine Months Ended September 30	2004	2003	2004	2003
Service Cost	$4	$3	$6	$5
Interest Cost	11	10	17	15
Expected Return on Plan Assets	(21)	(22)	(8)	(10)
Amortization of:
Net loss (gain)	—	—	2	(1)
Prior service cost	1	1	—	—
Net transition liability	—	—	6	6

Net Periodic Benefit Cost (Credit)	$(5)	$(8)	$23	$15

In June 2004, we retroactively adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 106-2. This FSP provides guidance on the accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). As a result of the retroactive adoption, our other postretirement benefit costs were reduced by $1 million and $2 million for the quarter and nine-months ended September 30, 2004, respectively. See Note 2.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Medicare Act Accounting

In December 2003, the Medicare Act was signed into law. This Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at “least actuarially” equivalent to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost pending the issuance of specific authoritative accounting guidance by the FASB.

In May 2004, FSP No. 106-2 was issued on accounting for the effects of the Medicare Act. The FSP is effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. The guidance in this FSP is applicable to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded the prescription drug benefits available under the plan to some or all participants are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We believe we qualify for the subsidy under the Medicare Act and the expected subsidy will partially offset our share of the cost of the postretirement prescription drug coverage.

The reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is approximately $24 million and is accounted for as an actuarial gain as required under the FSP. The effects of the subsidy on the measurement of net periodic postretirement benefit costs is expected to reduce cost by $3 million in 2004. The impact of the Medicare Act on the components of other postretirement benefit costs is as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(in Millions)	2004	2004
Reduction in service cost	$—	$—
Reduction in interest cost	1	2
Amortization of actuarial gain	—	—

Decrease in postretirement benefit cost	$1	$2

NOTE 3 - REGULATORY MATTERS

Gas Rate Case

Rate Request - In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request was based on a projected revenue deficiency for the test year 2004.

MPSC Interim Rate Order – In September 2004, the MPSC issued an order granting interim rate relief to MichCon in the amount of $35 million. The interim rate order was based on a 50% debt and 50% equity capital structure, and an 11.5% rate of return. Amounts collected are subject to a potential refund pending a final order in this rate case.

MPSC Staff Recommendation on Final Rate Relief – The Staff has recommended a $76 million increase in base rates compared to MichCon’s requested base rate relief of $194 million. The Staff also supports a provision, proposed by MichCon, that would allow MichCon to recover or refund 90% of uncollectable accounts receivables expense above or below the amount that is reflected in base rates. In addition, the Staff proposed a 50% debt and 50% equity capital structure utilizing a reduced rate of return of 11%. MichCon’s current allowed rate of return is 11.5%. MichCon expects a final order in the first quarter of 2005.

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

Although we recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment, will be decided in MichCon’s 2002 GCR reconciliation case that was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has proposed that half of the $8 million related to the settlement of the Enron bankruptcy also be disallowed. The other parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. An MPSC Administrative Law Judge has recommended disallowances of $26.5 million related to the use of storage gas in 2001 and $26 million related to the December 2001 unbilled issue, and recommended that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. We have included this item in our testimony in the 2003 GCR reconciliation filed in February 2004. The Staff has recommended that MichCon be allowed to recover the entire $8 million related to the Enron issue. A final order in this proceeding is expected in 2004. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals.

2003 Plan Year - In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of December 31, 2003, MichCon has accrued a $19 million regulatory asset representing the under-recovery of actual gas costs incurred in 2003 and the 2002 GCR under-recovery.

2004 Plan Year - In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR plan case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under recovery. Due to sustained increase in market prices for natural gas, in June 2004, the MPSC approved a temporary increase in the maximum GCR factor and a contingent factor which resulted in a new temporary maximum factor of $6.62 per Mcf, effective from July 1, 2004 until the MPSC issues its final order in this case.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 4 - UNUSUAL CHARGES

Property Write-down

In June 2003, we recorded an additional $5 million pre-tax ($4 million net of taxes) charge from the planned sale of our former headquarters to further reduce the carrying value of the property to fair value based on the estimated selling price less cost to sell. The sale was completed in the fourth quarter of 2003.

NOTE 5 – LONG -TERM DEBT

In October 2004, we issued $120 million of 5.0% senior notes due in 2019. The proceeds will be principally used to redeem the following two issues: $52 million of 6.85% senior notes due 2038 and $55 million of 6.85% senior notes due 2039. These securities are expected to be called for redemption in November 2004 at a price of 100 percent of the principal amount plus accrued and unpaid interest from September 1, 2004.

NOTE 6 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

On October 15, 2004, we entered into a $243.75 million, five-year unsecured revolving credit facility and lowered our existing three-year revolving credit facility from $162.5 million to $81.25 million. The five-year facility replaces the October 2003 364-day facility, which expired. The three-year revolving credit facility expires in October 2006. The five- and three-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities will be available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. We currently are in compliance with these financial covenants.

NOTE 7 – CONTINGENCIES

Environmental

Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites. During the mid-1980’s, we conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. We employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicated that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, we accrued a liability and a corresponding regulatory asset of $32 million during 1995. At December 31, 2003, the reserve balance was $21.5 million of which $ 4.7 million was classified as current. Our current estimates indicate that the previously accrued amounts are adequate to cover the costs of required remedial actions, and therefore no additional accrual will be required.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of September 30, 2004, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows and retained earnings and comprehensive income for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

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
November 4, 2004

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

EXHIBITS

Exhibit
Number	Description
Filed:

4-5	Thirty-eighth Supplemental Indenture, dated as of October 1, 2004, establishing the 2004 Series E Collateral Bonds

4-6	Fifth Supplemental Indenture, dated as of October 1, 2004, establishing the 5.00% Senior Notes, 2004 Series E due 2019

31-11	Chief Executive Officer Section 302 Form 10-Q Certification

31-12	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: November 4, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description
4-5	Thirty-eighth Supplemental Indenture, dated as of October 1, 2004, establishing the 2004 Series E Collateral Bonds

4-6	Fifth Supplemental Indenture, dated as of October 1, 2004, establishing the 5.00% Senior Notes, 2004 Series E due 2019

31-11	Chief Executive Officer Section 302 Form 10-Q Certification

31-12	Chief Financial Officer Section 302 Form 10-Q Certification

32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report