Form 10-K
period 2004-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2005-03-15
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   FOR ANNUAL REPORT & TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

   ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-7310

Michigan Consolidated Gas Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478040 (I.R.S. Employer Identification No .)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Energy Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

Michigan Consolidated Gas Company

Annual Report on Form 10-K
Year Ended December 31, 2004

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of The Detroit Edison Company, MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., indirectly the parent of MichCon.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MDEQ	Michigan Department of Environmental Quality.

MPSC	Michigan Public Service Commission.

Normal weather	The average daily temperature within MichCon’s service area during a recent 30-year period.

SFAS	Statement of Financial Accounting Standards.

Spot market	The buying and selling of natural gas on a short-term basis, typically month-to-month.

Units of Measurement

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

MMcf	Million cubic feet of gas.

/d	Added to various units of measure to denote units per day.

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impacts of regulations by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.

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

MichCon serves approximately 1.2 million residential, commercial and industrial customers located in a 14,700 square mile area throughout Michigan. MichCon had approximately $3.1 billion in assets at December 31, 2004 and revenues of approximately $1.6 billion in 2004.

References in this report to “we”, “us”, and “our” are to MichCon.

A discussion of the services we provide, and the amount and percentage of revenue contributed from such services follows:

Revenue by Service
(Dollars in Millions)	2004		2003		2002
Gas Sales	$1,401	85%	$1,237	83%	$1,078	82%
End User Transportation	119	7	135	9	122	9
Intermediate Transportation	55	3	51	3	48	4
Other	70	5	69	5	64	5

	$1,645	100%	$1,492	100%	$1,312	100%

•	Gas Sales–Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation–A gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokerage companies and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation–A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other–Includes revenues from providing appliance maintenance, facility development and other energy-related services.

We expect to achieve modest revenue growth, net of changes in weather and purchased gas costs, through initiatives to expand our gas markets and our residential, commercial and industrial customer base, as well as by continuing to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We also anticipate revenue growth through increased rates as a result of our current rate case, which was filed in September 2003. In September 2004, the MPSC issued an order granting interim relief of $35 million annually (see Note 3).

Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers is not reasonably likely to have a material adverse effect on MichCon.

Our gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of our business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and we typically realize substantially reduced revenues and earnings in the second quarter and losses in the third quarter.

We obtain our natural gas supply from various sources in different geographic areas (the Gulf Coast, the Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Because of our geographic diversity of supply and our 124 billion cubic feet (Bcf) of storage capacity, we are able to reliably meet our supply requirements.

We have purchase commitments of approximately 108 Bcf, or 58% of our normal 2005 gas supply requirement. We have entered into fixed-price contracts for approximately 22 Bcf or 12% of our expected 2005 supply requirements. The balance of the gas supply requirement is expected to be met by purchasing gas at market prices. At December 31, 2004, we owned and operated four natural gas storage fields in Michigan with a working storage capacity of approximately 124 Bcf. These facilities play an important role in providing reliable and cost-effective service to our customers. Generally, we use our storage capacity to supplement our supply during the winter months, replacing the gas in April through October when demand and prices are historically at lower levels. The use of storage capacity also allows us to lower our peak-day entitlements, thereby reducing interstate pipeline charges. Our gas distribution system has a planned maximum daily send-out capacity of 2.8 Bcf, with approximately 67% of the volume coming from underground storage for 2004.

Following is a listing of our sources of gas supply:

Gas Supply (Bcf)	2004	2003	2002
Long Term
Citygate suppliers	21.0	61.0	70.8
Interstate pipeline suppliers	108.0	82.3	80.1
Canadian pipeline suppliers	28.1	28.5	28.5
Spot Market	11.6	21.6	8.5
Exchange Gas Receipts	.4	.5	.8
Gas From (To) Storage	5.1	(12.6)	(11.1)

	174.2	181.3	177.6

We have long-term firm transportation agreements expiring on various dates through 2011 with ANR Pipeline Company (ANR), Panhandle Eastern Pipeline Company (Panhandle), Trunkline Gas Company (Trunkline), Viking Gas Transmission Company (Viking), Vector Pipeline L.P. (Vector) and Great Lakes Gas Transmission Limited Partnership (Great Lakes). The ANR capacity delivers 120 million cubic feet per day (MMcf/d) of supply sourced from the Gulf Coast, 75 MMcf/d sourced from the Midcontinent and 50 MMcf/d from Canada. Viking transports the 50 MMcf/d of Canadian supply to the ANR system for delivery to us. Trunkline transports 10 MMcf/d of Gulf Coast supply into the Panhandle system. Panhandle transports the 10 MMcf/d of Gulf Coast supply from the Trunkline system and 65 MMcf/d from the Mid-Continent production area to us. Additional Canadian supplies of 30 MMcf/d are delivered through firm transport agreements with Great Lakes. Vector transports up to 50 MMcf/d from the Chicago hub.

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

In the late 1990s, the MPSC began an initiative designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In 1999, the MPSC approved a comprehensive experimental three-year gas Customer Choice program that allowed an increasing number of customers to purchase natural gas from suppliers other than their local utility. In December 2001, the MPSC issued an order that continued the gas Customer Choice program on a permanent and expanding basis. The permanent gas Customer Choice program was phased in over a three-year period, with all customers having the option to choose their gas supplier by April 2004. Since MichCon continues to transport and deliver the gas to the participating customer premises at prices comparable to margins earned on gas sales, customers switching to other suppliers have little impact on MichCon’s earnings.

Under the December 2001 MPSC order, we returned to a gas cost recovery (GCR) mechanism, effective January 2002. Under this mechanism, our gas sales rates include a gas commodity component designed to recover our actual gas costs and therefore does not have a commodity price risk for prudently incurred gas costs.

In September 2003, we filed an application with the MPSC for an increase in service and distribution charges (base rates) for our gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. In September 2004, the MPSC issued an order granting interim rate relief of $35 million annually. A final order is expected in the first quarter of 2005.

See Note 3 — Regulatory Matters, for additional information regarding the September 2004 interim rate order and our regulatory environment.

ENERGY ASSISTANCE PROGRAMS

Energy assistance programs funded by the federal government and the State of Michigan remain critical to MichCon’s ability to control its uncollectible accounts receivable expenses.

We are working with the State of Michigan and others to increase the share of funding allocated to our customers to be representative of the number of low-income individuals in our service territory.

PROPERTIES

We own distribution, transmission and storage properties and facilities that are all located in the State of Michigan. At December 31, 2004, our distribution system included approximately 18,000 miles of distribution mains, approximately 1,164,000 service lines and approximately 1,275,000 active meters. We own approximately 2,600 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas. We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf. Substantially all of our property is subject to the lien of our Indenture of Mortgage and Deed of Trust under which our First Mortgage Bonds are issued.

Some properties are being fully utilized, and new properties are being added to meet the expansion requirements of existing areas. Our capital investments for 2004 totaled $112 million, which compares with $98 million in 2003 and $90 million in 2002.

Our subsidiaries own a 68-mile gathering pipeline that transports natural gas and natural gas liquids from reserves in east-central Michigan to natural gas processing plants in northern Michigan and 132 miles of gathering lines and a 2,400 horsepower compressor station located in northern Michigan. Other MichCon subsidiaries have a 46% interest in a partnership that owns lateral lines related to the 68-mile gathering pipeline and an 80% interest in an additional 32-miles of gathering pipelines in northern Michigan. We also operate through a wholly owned subsidiary, 210 miles of pipeline and 325 miles of gathering lines in northern Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease arrangement (Note 7).

STRATEGY & COMPETITION

We generate approximately 95% of our revenues from providing gas sales and transportation and distribution services to end user and intermediate transportation service customers. Our strategy is to expand our role as the preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, we expect future sales volumes to remain at current levels or slightly decline. To offset these factors, we plan to expand our gas markets and to continue providing energy-related services that capitalize on our expertise, capabilities and efficient systems.

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

ENVIRONMENTAL MATTERS

We are subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment are studied and governmental regulations are developed and implemented. We expect to continue recovering environmental costs through rates charged to our customers. Greater details on environmental issues are provided in Note 9 – Commitments and Contingencies.

Contaminated Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. We are remediating eight of the former MGP sites and conducting more extensive investigations at four other former MGP sites. We received Michigan Department of Environmental Quality (MDEQ) closure of one site and a determination that we are not a responsible party for three other sites. We received closure from the EPA in 2002 for one site. While we cannot make any assurances, we believe that a cost deferral and rate recovery mechanism approved by the MPSC will prevent these costs from having a material adverse impact on our results of operations.

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

We are subject to rate regulation. We operate in a regulated industry. Our gas rates are set by the MPSC and cannot be increased without regulatory authorization. We may be impacted by new regulations or interpretations by the MPSC or other regulatory bodies. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses.

Adverse changes in our credit ratings may affect us. Increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs.

Regional and national economic conditions may unfavorably impact us. Our business follows the economic cycles of the customers we serve. Should national or regional economic conditions decline, reduced volumes of gas we supply will result in decreased earnings and cash flow. Economic conditions in our service territory also impact our collections of accounts receivable and financial results.

Environmental laws and liability may be costly. We are subject to numerous environmental regulations. We may become a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

The regulatory environment is subject to significant change and, therefore, we cannot predict future issues. Since there can be no assurances that environmental costs may be recovered through the regulatory process, our financial performance may be negatively impacted as a result of environmental matters.

The supply of natural gas may impact our financial results. Our access to natural gas supplies is critical to ensure reliability of service for our customers.

A work interruption may affect us. Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business.

Our ability to access capital markets at attractive interest rates is important. Our ability to access capital markets is important to operate our business. Heightened concerns about the energy industry, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Changes in interest rates could increase our borrowing costs and financial performance.

Property tax reform may be costly. We are a large payer of property taxes in the State of Michigan. Should the legislature change how schools are financed, we could face increased property taxes.

We may not be fully covered by insurance. While we have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of significant unforeseen events could impact our operations and economic losses might not be covered in full by insurance.

Terrorism could affect our business. Damage to downstream infrastructure or our own assets by terrorist groups would impact our operations.

Failure to successfully implement new information systems could interrupt our operations. Our business depends on numerous information systems for operations and financial information and billings. We are in the process of implementing our DTE2 project, a multiyear Company-wide initiative to improve existing processes and implement new core information systems. Failure to successfully implement DTE2 and other new systems could interrupt our operations.

EMPLOYEES

We had 2,276 employees at December 31, 2004, of which 1,479 were represented by unions. Of the represented employees, 1,041 are under a three year contract that was ratified in 2004. The contracts of the remaining represented employees expire in 2005.

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

Note	Title
3	Regulatory Matters
9	Commitments and Contingencies

Item 4. Submission of Matters to a Vote of Security Holders

Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the 10,300,000 issued and outstanding shares of common stock of MichCon, par value $1 per share, are indirectly owned by DTE Energy, and constitute 100% of the voting securities of MichCon. Therefore, no market exists for our common stock.

We paid cash dividends on our common stock of $50 million in 2004 and $50 million in 2003. We did not pay cash dividends in 2002.

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

We had earnings of $19 million in 2004, compared to earnings of $45 million in 2003 and $20 million in 2002. Results for 2004 were impacted by increases in operation and maintenance expenses due to higher uncollectible accounts expense and increased pension and health care costs. Partially offsetting these higher 2004 expenses was a $6 million benefit from interim rate relief (Note 3) and additional margin from the acceleration of several midstream services contracts. The higher earnings for 2003 were primarily due to improved gross margins, as well as charges recorded in 2002 from the sale of our former headquarters and the termination of a contract for computer services.

Increase (Decrease) in Income Statement Components
Compared to Prior Year

(in Millions)	2004	2003
Operating revenues	$153	$180
Cost of gas	160	134

Gross margin	(7)	46
Operation and maintenance	38	72
Depreciation, depletion and amortization	3	(2)
Taxes other than income	(4)	1
Property write-down and contract losses	(4)	(43)
Loss on sale of assets	(6)	3
Other (income) and deductions	10	(7)
Income tax provision	(18)	(3)

Net income	$(26)	$25

Operating revenues increased $153 million in 2004 and $180 million in 2003. Both periods reflect an increase in gas sales and intermediate transportation revenues. The comparisons were also affected by varying levels of end user transportation revenues.

(in Millions)	2004	2003	2002
Operating Revenues
Gas Sales	$1,401	$1,237	$1,078
End User Transportation	119	135	122

	1,520	1,372	1,200
Intermediate Transportation	55	51	48
Other	70	69	64

	$1,645	$1,492	$1,312

Gas Markets (Bcf)
Gas Sales	169	177	170
End User Transportation	145	151	170

	314	328	340

Intermediate Transportation	536	576	492

	850	904	832

Effect of Weather on Gas Markets and Earnings	2004	2003	2002
Percentage Colder (Warmer) Than Normal	(6)%	—%	(6)%
Decrease From Normal in:
Gas markets (in Bcf)	(12)	(1)	(13)
Net income (in Millions)	$(11)	$(1)	$(11)

Gas sales revenues in total increased $164 million in 2004 and $159 million in 2003. The increase in revenues for both 2004 and 2003 is due primarily to an increase in the gas commodity component of sales rates reflecting higher natural gas prices. This portion of revenues is offset by a similar increase in gas costs which are collectible through the Gas Cost Recovery (GCR) mechanism. The comparison was also affected by an interim rate increase in 2004 and a $26 million accrual in 2002 for the possible disallowance of gas cost in a GCR reconciliation case. Additionally, gas sales revenues and volumes in both periods reflect the impact of weather, which was 6% warmer in 2004 and 6% colder in 2003 compared to the prior year.

End user transportation revenues for 2004 and 2003 reflect the impact of weather and lower deliveries associated with customers participating in the Customer Choice program. Customers participating in this program purchase gas from other suppliers, while MichCon continues to deliver the gas to their premises. Accordingly, margins earned from selling gas and margins generated from providing end user transportation services to Customer Choice participants are the same. There were approximately 111,000 and 129,000 and 190,000 customers participating in the gas Customer Choice program at December 31, 2004, 2003 and 2002, respectively.

Intermediate transportation revenues increased $4 million in 2004 and increased $3 million in 2003. Intermediate transportation deliveries decreased 40 billion cubic feet (Bcf) in 2004 and increased 84 Bcf in 2003. A significant portion of the volume variations is attributable to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected.

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $160 million in 2004 and $134 million in 2003 primarily due to prices paid for gas supply. The average cost of gas sold increased $1.17 per Mcf (24%) and increased $.57 per Mcf (13%) for 2004 and 2003, respectively.

Operation and maintenance expenses increased $38 million in 2004 and increased $72 million in 2003, reflecting higher reserves for uncollectible accounts receivable and pension and health care costs. The increase in uncollectible accounts expense reflects high past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate public assistance for low-income customers.

Property write-down and contract losses declined $43 million in 2003. The decline reflects charges recorded in 2002 for an anticipated loss from the sale of our former headquarters and for the termination of a contract for computer services. See Note 12.

Loss on sale of assets decreased $6 million in 2004 and increased $3 million in 2003. In 2004, we recorded a $3 million gain from sales of a storage facility and land. In 2003, we recorded a $3 million loss from the sale of our former headquarters.

Other income and deductions increased $10 million in 2004 and decreased $7 million in 2003. The comparisons primarily reflect a $6 million gain from the sale of our interests in a series of partnerships.

Income taxes decreased $18 million in 2004 and decreased $3 million in 2003 (Note 4). Income tax comparisons were affected by variations in pre-tax earnings. Income taxes in 2004 and 2003 were also favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We have commodity price risk arising from market price fluctuations on gas purchase contracts and gas inventories. To limit our exposure to commodity price fluctuations, we have entered into forward contracts. Our commodity price risk is limited due to the GCR mechanism (Note 1).

See Note 8 — Financial and Other Derivative Instruments for further discussion.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2004 would decrease $30 million and increase $32 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have audited the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and retained earnings and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in connection with the required adoption of a new accounting principle, in 2003 the Company changed its method of accounting for asset retirement obligations.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 15, 2005

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
(in Millions)
Operating Revenues	$1,645	$1,492	$1,312

Operating Expenses
Cost of gas	1,048	888	754
Operation and maintenance	387	349	277
Depreciation, depletion and amortization	108	105	107
Taxes other than income	48	52	51
Property write-down and contract losses (Note 12)	1	5	48
(Gain) loss on sale of assets, net (Note 12)	(3)	3	—

	1,589	1,402	1,237

Operating Income	56	90	75

Other (Income) and Deductions
Interest expense	57	57	59
Interest income	(9)	(10)	(10)
(Gain) loss on sale of joint venture, net (Note 12)	1	(6)	—
Other, net	(3)	(5)	(6)

	46	36	43

Income Before Income Taxes	10	54	32

Income Tax Provision (Benefit) (Note 4)	(9)	9	12

Net Income	$19	$45	$20

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31
	2004	2003
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$1
Accounts receivable
Customer (less allowance for doubtful accounts of $71 and $43, respectively)	184	178
Accrued unbilled revenues	167	117
Other	82	100
Accrued gas cost recovery revenue	55	19
Inventories
Gas	89	117
Material and supplies	15	14
Other	77	67

	669	613

Property, Plant and Equipment	3,195	3,124
Less accumulated depreciation, depletion and amortization (Note 2)	(1,409)	(1,344)

	1,786	1,780

Other Assets
Other investments	92	87
Notes receivable	81	83
Regulatory assets (Note 3)	64	61
Prepaid benefit costs and due from affiliate	367	333
Other	17	20

	621	584

	$3,076	$2,977

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$149	$131
Dividends payable (Note 11)	13	13
Short-term borrowings	242	235
Current portion of long-term debt, including capital leases	—	3
Federal income, property and other taxes payable	38	14
Regulatory liabilities	28	26
Other	72	73

	542	495

Other Liabilities
Deferred income taxes	184	134
Regulatory liabilities (Note 3)	564	563
Unamortized investment tax credit	18	20
Accrued postretirement benefit costs	118	96
Accrued environmental costs	17	16
Other	57	55

	958	884

Long-Term debt, including capital lease obligations	785	775

Commitments and Contingencies (Notes 3 and 9)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	350	381
Accumulated other comprehensive loss	(1)	—

	791	823

	$3,076	$2,977

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
(in Millions)
Operating Activities
Net income	$19	$45	$20
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	108	105	107
Property write-down and contract losses	1	5	35
Deferred income taxes and investment tax credit, net	45	(23)	5
Gain on sale of assets	(2)	(3)	—
Changes in assets and liabilities:
Accounts receivable, net	12	(48)	13
Accrued unbilled revenues	(50)	(1)	(6)
Inventories	27	(62)	(48)
Postretirement obligation	22	19	7
Prepaid benefit costs and due from affiliate	(34)	(41)	(62)
Accrued gas cost recovery	(36)	3	(7)
Accounts payable	18	27	(33)
Federal income, property and other taxes payable	24	(18)	32
Other	(17)	8	(18)

Net cash from operating activities	137	16	45

Investing Activities
Capital expenditures	(112)	(98)	(90)
Proceeds from sale of assets	6	11	—
Other	6	(2)	5

Net cash used for investing activities	(100)	(89)	(85)

Financing Activities
Capital contribution by parent company	—	—	200
Issuance of long-term debt	117	199	—
Redemption of long-term debt	(112)	(194)	(23)
Short-term borrowings, net	7	112	(134)
Dividends paid	(50)	(50)	—

Net cash (used for) from financing activities	(38)	67	43

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	(6)	3
Cash and Cash Equivalents at Beginning of Period	1	7	4

Cash and Cash Equivalents at End of Period	$—	$1	$7

Cash Paid for:
Interest paid (excluding interest capitalized)	$56	$57	$59
Income taxes paid	—	34	—

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF RETAINED EARNINGS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in Millions)	2004	2003	2002
Balance – beginning of period	$381	$398	$378
Net income	19	45	20
Common stock dividends declared	(50)	(62)	—

Balance – end of period	$350	$381	$398

     The following table displays other comprehensive loss:

	Year Ended December 31
(in Millions)	2004	2003	2002
Net income	$19	$45	$20
Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Losses arising during the period, net of taxes of $(1), $1 and $-, respectively	(1)	1	(1)

	(1)	1	(1)
Pension obligations, net of taxes of $-, $- and $-, respectively	—	1	(1)

Comprehensive income	$18	$47	$18

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

References in this report to “we,” “us,” and “our” are to MichCon.

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When we do not influence the operating policies of an investee, the cost method is used. We eliminate all intercompany balances and transactions.

For entities that are considered variable interest entities, we apply the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For a detailed discussion of FIN 46-R see Note 2 – New Accounting Pronouncements.

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

Our accrued revenues include a component for the cost of gas sold that is recoverable through the Gas Cost Recovery (GCR) mechanism. Annual GCR proceedings before the MPSC permit MichCon to recover prudent and reasonable supply costs. Any overcollection or undercollection of costs, including interest, will be reflected in future rates.

Comprehensive Income

We comply with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” that established standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income at December 31, 2004 include unrealized gains and losses from derivatives accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

	Net	Accumulated
	Unrealized	Other
	Losses on	Comprehensive
	Derivatives	Loss
(in Millions)
Beginning balance	$—	$—
Current — period change	(1)	(1)

Ending balance	$(1)	$(1)

Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and temporary investments with remaining maturities of three months or less.

Inventories

Materials and supplies are valued at average cost. Gas inventory is determined using the last-in, first-out (LIFO) method. At December 31, 2004, the replacement cost of gas remaining in storage exceeded the $89 million LIFO cost by $330 million. At December 31, 2003, the replacement cost of gas remaining in storage exceeded the $117 million LIFO cost by $251 million. During 2004, MichCon liquidated 5.7 billion cubic feet of prior years’ LIFO layers. The liquidation benefited 2004 cost of gas by approximately $7 million, but had no impact on earnings as a result of the GCR mechanism

Property, Retirement and Maintenance, and Depreciation and Depletion

Property is stated at cost and includes construction-related labor, materials, overheads and an “allowance for fund used during construction” (AFUDC). The cost of properties retired, less salvage are charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.

We base depreciation provisions on straight-line and units of production rates approved by the MPSC. Unit of production depreciation and depletion is used for certain production and transmission property. Our composite depreciation rate was 3.6% in 2004, 3.5% in 2003 and 3.6% in 2002.

The average estimated useful life for gas distribution and transmission property was 26 years and 28 years, respectively, at December 31, 2004.

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

Intangible Assets, Including Software Costs

Our intangible assets consist primarily of software. We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize intangible assets on a straight-line basis over expected periods of benefit. Intangible assets amortization expense was $10 million in 2004, $9 million in 2003 and $10 million in 2002. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2004 were $162 million and $55 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2003 were $161 million and $50 million, respectively. Amortization expense of intangible assets is estimated to be $10 million annually for 2005 through 2009.

Excise and Sales Taxes

We record the billing of excise and sales taxes as receivable with an offsetting payable to the applicable taxing authority, with no impact on the consolidated statement of operations.

Deferred Debt Costs

The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.

Insured and Uninsured Risks

We have a comprehensive insurance program in place to provide coverage for various types of risks. Our insurance policies cover risk of loss from various events, including property damage, general liability, workers' compensation, auto liability and officers' liability.

Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. We periodically review our insurance coverage. During 2003, we reviewed our process for estimating and recognizing reserves for self-insured risks. As a result of this review, we revised the process for estimating liabilities under our self-insured layers to include an actuarially determined estimate of “incurred but not reported” (IBNR) claims. We have an actuarially determined estimate of our IBNR liability prepared annually and adjust the related reserve as appropriate.

Investments in Debt and Equity Securities

We generally classify investments in debt and equity securities as trading and have recorded such investments at market value with unrealized gains or losses included in earnings.

See the following notes for other accounting policies impacting our financial statements:

Note	Title

2	New Accounting Pronouncements
3	Regulatory Matters
4	Income Taxes
8	Financial and Other Derivative Instruments
10	Retirement Benefits and Trusteed Assets

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and are deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

A reconciliation of the asset retirement obligation for 2004 follows.

(in Millions)
Asset retirement obligations at January 1, 2004	$5
Accretion	—
Liabilities settled	(—)

Asset retirement obligations at December 31, 2004	$5

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At December 31, 2003, we reclassified approximately $417 million of previously accrued asset removal costs, which had been previously netted against accumulated depreciation to regulatory liabilities. There is a generic case before the MPSC to determine the accounting and regulatory treatment of removal costs for Michigan utilities.

Consolidation of Variable Interest Entities

In January 2003, FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51,” was issued and requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses.

In October 2003 and December 2003, the FASB issued Staff Position No. FIN 46-6 and FIN 46-Revised (FIN 46-R), respectively, which clarified and replaced FIN 46 and also provided for the deferral of the effective date of FIN 46 for certain variable interest entities. We have evaluated all of our equity and non-equity interests and have adopted all current provisions of FIN 46-R. The adoption of FIN 46-R did not have a material effect on our financial statements.

Medicare Act Accounting

In December 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Medicare Act) was signed into law. The Medicare Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost, pending the issuance of specific authoritative accounting guidance by the FASB.

In May 2004, FASB Staff Position (FSP) No. 106-2 was issued on accounting for the effects of the Medicare Act. The guidance in this FSP is applicable to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded the prescription drug benefits available under the plan to some or all participants are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We believe we qualify for the subsidy under the Medicare Act and the expected subsidy will partially offset our share of the cost of postretirement prescription drug coverage.

In June 2004, we adopted FSP No. 106-2, retroactive to January 1, 2004. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million and was accounted for as an actuarial gain. The effects of the subsidy reduced net postretirement costs by $3 million in 2004.

NOTE 3 — REGULATORY MATTERS

Regulation

We are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters.

Regulatory Assets and Liabilities

We apply the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some or all of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued application of SFAS No. 71.

The following are the balances of the regulatory assets and liabilities as of December 31:

(in Millions)	2004	2003
Assets
Deferred environmental costs	$29	$27
Unamortized loss on reacquired debt	34	32
Accrued GCR revenue	55	19
Recoverable minimum pension liability	1	2

	119	80
Less amount included in current assets	(55)	(19)

	$64	$61

Liabilities
Asset removal costs	$429	$417
Refundable income taxes	135	146
Accrued GCR potential disallowance	28	26
Other	2	3

	594	592
Less amount included in current liabilities and other liabilities	(30)	(29)

	$564	$563

ASSETS

•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with former manufactured gas plant sites.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Recoverable minimum pension liability — An additional minimum pension liability was recorded under generally accepted accounting principles due to the current under funded status of certain pension plans. The traditional rate setting process allows for the recovery of pension costs as measured by generally accepted accounting principles. Accordingly, the minimum pension liability associated with utility operations is recoverable. See Note 10.

LIABILITIES

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Accrued GCR potential disallowance — Potential refund resulting from an MPSC order in MichCon’s 2002 GCR plan case that required MichCon to reduce revenues in the calculation of its 2002 GCR expense.

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

MPSC Interim Rate Order – In September 2004, the MPSC issued an order granting interim rate relief to MichCon in the amount of $35 million. The interim rate order was based on a 50% debt and 50% equity capital structure, and an 11.5% rate of return on common equity. Amounts collected are subject to a potential refund pending a final order in this rate case.

MPSC Staff Recommendation on Final Rate Relief – The Staff has recommended a $76 million increase in base rates compared to MichCon’s requested base rate relief of $194 million. The Staff also supports a provision, proposed by MichCon, that would allow MichCon to recover or refund 90% of uncollectible accounts receivables expense above or below the amount that is reflected in base rates. In addition, the Staff proposed a 50% debt and 50% equity capital structure utilizing a reduced rate of return on common equity of 11%. MichCon’s current allowed rate of return on common equity is 11.5%.

MPSC Proposal for Decision (PFD) – The Administrative Law Judge (ALJ) issued a PFD on MichCon’s rate request on December 10, 2004. The PFD provides for an increase in base rates of $60 million. The PFD supports the Staff’s recommendations for capital structure, rate of return on common equity and for the proposed reconciliation of uncollectible accounts receivables. MichCon expects a final order in the first quarter of 2005.

Gas Industry Restructuring

In December 2001, the MPSC approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. The number of customers eligible to participate in the gas Customer Choice program increased over a three-year period. Effective April 2004, all of MichCon’s 1.2 million customers could elect to participate in the Customer Choice program thereby purchasing their gas from suppliers other than MichCon. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas

Customer Choice program. As of December 2004, approximately 111,000 customers are participating in the gas Customer Choice program.

Gas Cost Recovery Proceedings

2002 Plan Year - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset is subject to the 2002 GCR reconciliation process. In March 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year.

Although we recorded a $26.5 million reserve in 2002 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment, will be decided in MichCon’s 2002 GCR reconciliation case that was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has also proposed the disallowance of half of an $8 million payment made to settle Enron bankruptcy issues. The other parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. An MPSC Administrative Law Judge has recommended disallowances of $26.5 million related to the use of storage gas in 2001 and $26 million related to the December 2001 unbilled issue, and recommended that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. We have included this item in our testimony in the 2003 GCR reconciliation filed in February 2004. The Staff has recommended that MichCon be allowed to recover the entire $8 million related to the Enron issue. A final order in this proceeding is expected in 2005. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals. In November 2004, the Michigan Court of Appeals denied the appeal.

2003 Plan Year — In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. MichCon’s 2003 GCR reconciliation case was filed with the MPSC in February 2004. In November 2004, the ALJ issued a PFD in the 2003 reconciliation case. The ALJ recommended that MichCon recover the full $8 million related to the Enron issue since MichCon had reason to believe at that time that cancellation of the contract was in the best interests of customers and since customers ultimately realized a benefit from the cancellation. The ALJ agreed with the MPSC Staff that a $2 million accounting adjustment related to exchange gas be disallowed.

2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR plan case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under recovery. Due to the sustained increase in market prices for natural gas, in June 2004 the MPSC approved a temporary increase in the maximum GCR factor and a contingent factor which resulted in a new temporary maximum factor of $6.62 per Mcf, effective from July 1, 2004 until the MPSC issues its final order in this case. As of December 31, 2004, MichCon has accrued a $55 million regulatory asset representing the under-recovery of actual gas costs incurred in 2004, and the 2003 and 2002 GCR under-recovery.

2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under recovery.

Other

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 4 — INCOME TAXES

We are part of the consolidated federal income tax return of DTE Energy. Our federal income tax expense is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense (benefit) varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2004	2003	2002
Effective federal income tax rate	(98.3)%	16.5%	37.2%

Statutory federal income taxes at a rate of 35%	$3	$19	$11
Investment tax credit	(1)	(1)	(2)
Depreciation	(7)	(7)	(1)
Grantor Trust	—	(1)	(1)
Employee Stock Ownership Plan Dividends	(1)	(2)	(1)
Medicare Benefits	(1)	—	—
Other, net	(2)	1	6

Total	$(9)	$9	$12

Components of income tax expense (benefit) were as follows:

(in Millions)	2004	2003	2002
Current federal and other income tax expense (benefit)	$(44)	$8	$9
Deferred federal and other income tax expense	35	1	3

Total	$(9)	$9	$12

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

Deferred income tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2004	2003
Property	$(90)	$(63)
Employee benefits	(65)	(53)
Other, net	(16)	(8)

	$(171)	$(124)

Deferred income tax liabilities	$(483)	$(398)
Deferred income tax assets	312	274

	$(171)	$(124)

The Internal Revenue Service is currently conducting audits of MichCon for the years 1999 through 2001. The Company accrues tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. At December 31, 2004, the Company had accrued approximately $4 million for such uncertainties. We believe that our accrued tax liabilities are adequate for all years.

NOTE 5 – LONG-TERM DEBT AND PREFERRED SECURITIES

Long-Term Debt

Our long-term debt outstanding and interest rates of debt outstanding at December 31 were:

(in Millions)	2004	2003
First Mortgage Bonds, interest payable semi-annually
7.15% series due 2006	$40	$40
7.21% series due 2007	30	30
7.06% series due 2012	40	40
8.25% series due 2014	80	80
Remarketable securities, interest payable semi-annually
6.45% series due 2038	75	75
Senior notes, interest payable semi-annually
6.125% series due 2008	200	200
5.0% series due 2019	120	—
5.7% series due 2033	200	200
Senior notes, interest payable quarterly
6.85% series due 2038	—	52
6.85% series due 2039	—	55
Other long-term debt	—	2
Long-term capital lease obligations	—	1

Total	$785	$775

In October 2004, we issued $120 million of 5.0% senior notes due in 2019. The proceeds will be principally used to redeem the following two issues: $52 million of 6.85% senior notes due 2038 and $55 million of 6.85% senior notes due 2039. These securities were called for redemption in November 2004 at a price of 100 percent of the principal amount plus accrued and unpaid interest from September 1, 2004.

In 2003, we redeemed various issues of long-term debt totaling $192 million. The redeemed debt securities had an average interest rate of 6.8% and were due in 2003 — 2038. We issued $200 million of 5.7% senior secured notes due 2033.

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

In 2004, we paid $4 million and terminated a nonrecourse credit agreement for our non-utility subsidiaries.

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

Maturities and sinking fund requirements during the next five years for long-term debt outstanding at December 31, 2004 are $40 million in 2006, $30 million in 2007 and $275 million in 2008. There are no long-term debt maturities due in 2005 and 2009.

Preferred and Preference Securities – Authorized and Unissued

At December 31, 2004, MichCon had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 6 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2004, we entered into a $243.75 million, five-year unsecured revolving credit facility and lowered our existing three-year revolving credit facility from $162.5 million to $81.25 million. The five-year facility replaces the October 2003 364-day facility, which expired. The three-year revolving credit facility expires in October 2006. The five- and three-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities will be available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. We currently are in compliance with these financial covenants.

At December 31, 2004, we had outstanding commercial paper of $232 million and other short-term borrowings of $10 million. As of December 31, 2003, we had outstanding commercial paper of $232 million and other short-term borrowings of $3 million.

The weighted average interest rates for short-term borrowings were 2.4% and 1.1% at December 31, 2004 and 2003, respectively.

NOTE 7 – CAPITAL AND OPERATING LEASES

Lessee - We lease certain property under capital and operating lease arrangements expiring at various dates to 2024. Some leases contain renewal options.

Operating
Leases
(in Millions)
2005	$3
2006	1
2007	1
2008	—
2009	—
Thereafter	—

Total minimum lease payments	$5

Rental expense for operating leases was $3 million in 2004 and $2 million in 2003 and 2002.

Lessor – We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31, 2004 were as follows:

(in Millions)
2005	$9
2006	9
2007	9
2008	9
2009	9
Thereafter	98

Total minimum future lease receipts	143
Residual value of leased pipeline	40
Less — unearned income	(101)

Net investment in direct financing lease	82
Less — current portion	(1)

$81

NOTE 8 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

We comply with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, established accounting and reporting standards for derivative instruments and hedging activities.

Listed below are important SFAS No. 133 requirements:

•	All derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.

•	The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded to earnings.

•	Special accounting is also allowed for a derivative instrument qualifying as a hedge and designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. An offsetting loss or gain on the underlying asset, liability or firm commitment is also recorded to earnings.

Our primary market risk exposure is associated with commodity prices, credit and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure.

Commodity Price Risk

We purchase, store, transmit and distribute and sell natural gas. We have fixed-priced contracts for portions of our expected gas supply requirements through 2005. These contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. Our commodity price risk is limited due to the GCR mechanism (Note 1).

Credit Risk

We are exposed to credit risk if our customers or counterparties do not comply with their contractual obligations. We maintain credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. We use standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty.

Interest Rate Risk

We occasionally use treasury locks and other interest rate derivatives to hedge the risk associated with interest rate market volatility. In 2004, we entered into an interest rate derivative to limit our sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instrument was designated as a cash flow hedge. We subsequently issued long-term debt and terminated the hedge at a cost that is included in other comprehensive loss.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt securities. The carrying value of certain other financial instruments, such as notes payable, customer deposits and notes receivable approximate fair value and are not shown.

	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$834 million	$785 million	$835 million	$777 million

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental Matters

Contaminated Sites – Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. We own, or previously owned, 17 such former manufactured gas plant (MGP) sites.

During the mid-1980’s, we conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ).

We are remediating eight of the former MGP sites and conducting more extensive investigations at four other former MGP sites. We received MDEQ closure of one site and a determination that we are not a responsible party for three other sites. We received closure from the EPA in 2002 for one site.

In 1984, we established a $12 million reserve for costs associated with environmental investigation and remediation activities. During 1993, we received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve. We employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. As a result of these studies, we recorded an additional liability and a corresponding regulatory asset of $32 million during 1995. In early December 2004, we retained multiple environmental consultants to estimate the projected cost to remediate each MGP facility. The results of the evaluation indicated that the MGP reserve should be set at $22 million.

During 2004, 2003 and 2002, we spent $2.3 million, $1.5 million and $3.2 million, respectively, investigating and remediating these former MGP sites. At December 31, 2004, the reserve balance was $21.5 million, of which $4.5 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on our financial position and cash flows. However, we anticipate the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on our results of operations.

Personal Property Taxes

Prior to 1999, MichCon and other Michigan utilities asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. MichCon has filed motions and the MTT agreed to place their cases in abeyance pending the conclusion of settlement negotiations being conducted by State of Michigan Treasury officials. On February 14, 2005, MTT issued a scheduling order that lifts the prior abeyances in a significant number of our appeals. The scheduling order sets litigation calendars for these cases extending into mid-2006.

We continue to record property tax expense based on the new tables. We will continue through settlement or litigation to seek to apply the new tables retroactively and to ultimately resolve the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past. To the extent that settlements cannot be achieved with the jurisdictions, litigation regarding the valuation of utility property will delay any recoveries by MichCon.

Other Commitments

At December 31, 2004, we have entered into numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of long-term gas purchase and transportation agreements. We estimate that these commitments will be approximately $1.1 billion through 2011. We also estimate that our 2005 base level capital expenditures will be approximately $115 million. We have made certain commitments in connection with such expected capital expenditures.

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

NOTE 10- RETIREMENT BENEFITS AND TRUSTEED ASSETS

Measurement Date

In the fourth quarter of 2004, we changed the date for actuarial measurement of our obligations for benefit programs from December 31 to November 30. We believe the one-month change of the measurement date is a preferable change as it allows time for management to plan and execute its review of the completeness and accuracy of its benefit programs results and to fully reflect the impact on its financial results. The change did not have a material effect on retained earnings as of January 1, 2004, and net income amounts for any interim period in 2004. Accordingly, all amounts reported in the following tables for balances as of December 31, 2004 are based on a measurement date of November 30, 2004. Amounts reported in tables for the year ended December 31, 2003 and for balances as of December 31, 2002 are based on a measurement date of December 31, 2003 and December 31, 2002.

Pension Plan Benefits

We have a defined benefit retirement plan for MichCon represented employees and participate in a defined benefit retirement plan for other DTE Energy represented and nonrepresented employees. The plans are noncontributory, cover substantially all employees and provide retirement benefits to MichCon employees based on the employee’s years of benefit service, average final compensation and age at retirement. Certain nonrepresented employees are covered under cash balance benefits based on annual employer contributions and interest credits. Currently these plans meet the full funding requirements of the Internal Revenue Code. Accordingly, no contributions for the 2004, 2003 or 2002 plan years were made. We do not anticipate making a contribution to our qualified pension plan in 2005.

Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonrepresented employees, merged into the DTE Energy Company Retirement Plan. Detroit Edison operates as the sponsor of the merged DTE Energy represented and nonrepresented plan, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. Accordingly, the liabilities and assets associated with this Plan are no longer reflected in the tables below, and the associated prepaid pension asset of $246 million and $219 million at December 31, 2004 and December 31, 2003, respectively, are now reflected as an amount due from affiliate. We are allocated income or an expense each year as a result of our participation in the DTE Energy Retirement Plan. The annual income for 2004, 2003 and 2002 was $27 million, $31 million and $44 million, respectively.

Net pension credit includes the following components:

(in Millions)	2004	2003	2002
Service Cost	$5	$4	$3
Interest Cost	15	14	14
Expected Return on Plan Assets	(28)	(29)	(33)
Amortization of
Net gain	—	—	(4)
Prior service cost	1	2	2
Net transition asset	—	(1)	(1)

Net Pension Credit	$(7)	$(10)	$(19)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

(in Millions)	2004	2003
Measurement Date	November 30	December 31

Accumulated Benefit Obligation — End of Period	$242	$239

Projected Benefit Obligation — Beginning of Period	$247	$212
Service Cost	5	4
Interest Cost	15	14
Actuarial Loss	7	31
Benefits Paid	(13)	(14)
Plan Amendments	(5)	—

Projected Benefit Obligation — End of Period	$256	$247

Plan Assets at Fair Value — Beginning of Period	$319	$274
Actual Return on Plan Assets	24	59
Benefits Paid	(13)	(14)

Plan Assets at Fair Value — End of Period	$330	$319

Funded Status of the Plans	$74	$72
Unrecognized
Net loss	41	30
Prior service cost	6	12

Prepaid Pension Cost	$121	$114

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2004	2003	2002
Projected Benefit Obligation
Discount rate	6.00%	6.25%	6.75%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Net Pension Costs
Discount rate	6.25%	6.75%	7.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	9.0%	9.0%	9.5%

At December 31, 2004, the benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2005	$14
2006	14
2007	14
2008	15
2009	15
2010 - 2014	82

Total	$154

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

Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2004	2003
Equity Securities	69%	67%
Debt Securities	26	27
Other	5	6

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2004 were as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

We also sponsor a defined contribution retirement savings plan for union employees, the MichCon Investment and Stock Ownership Plan, and participate in a defined contribution plan for nonunion employees. Effective December 31, 2001, the MCN Energy Group Savings and Stock Ownership Plan, that covered nonunion employees of MichCon, MCN Energy and MCN Energy Enterprises, merged into the DTE Energy Company Savings and Stock Ownership Plan. Participation in one of these plans is available to substantially all union and nonunion employees. We match employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $5 million in 2004, $5 million in 2003, and $4 million in 2002.

Other Postretirement Benefits

We provide certain postretirement health care and life insurance benefits for retired employees who are eligible for these benefits. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for represented and nonrepresented employees. No contributions were made to the VEBA trusts in 2004, 2003 or 2002. Net postretirement cost includes the following components:

(in Millions)	2004	2003	2002
Service Cost	$8	$6	$5
Interest Cost	23	20	18
Expected Return on Plan Assets	(11)	(14)	(17)
Amortization of
Net (gain) loss	2	(2)	(6)
Prior service cost	1	1	1
Net transition obligation	8	9	10

Net Postretirement Cost	$31	$20	$11

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2004	2003
Measurement Date	November 30	December 31

Accumulated Postretirement Benefit Obligation — Beginning of Period	$379	$352
Service Cost	8	6
Interest Cost	23	20
Actuarial Loss	39	38
Benefits Paid	(15)	(18)
Plan Amendments	(15)	(19)

Accumulated Postretirement Benefit Obligation — End of Period	$419	$379

Plan Assets at Fair Value — Beginning of Period	$117	$111
Actual Return on Plan Assets	9	23
Benefits Paid	—	(17)

Plan Assets at Fair Value — End of Period	$126	$117

Funded Status of the Plans	$(293)	$(262)
Unrecognized
Net loss	114	75
Prior service cost	16	7
Net transition obligation	51	84

Accrued Postretirement Liability at Measurement Date	(112)	(96)
Company Contribution And Benefit Payments in December 2004	(6)	—

Accrued Postretirement Liability — End of Period	$(118)	$(96)

Assumptions used in determining the projected benefit obligation and net benefit cost are listed below:

	2004	2003	2002
Projected Benefits Obligation
Discount rate	6.00%	6.25%	6.75%

Net Benefit Costs
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on Plan assets	9.0%	9.0%	9.5%

Benefit costs were calculated assuming health care cost trend rates beginning at 9.0% for 2005 and decreasing to 5.0% in 2010 and thereafter for persons under age 65 and decreasing from 8.0% to 5.0% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $5 million and increased the accumulated benefit obligation by $49 million at December 31, 2004. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service cost and interest cost components of benefit costs by $4 million and would have decreased the accumulated benefit obligation by $43 million at December 31, 2004.

Effective 2005, we amended our postretirement health care plan. The changes decreased our expected 2005 postretirement cost by $1 million.

At December 31, 2004, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2005	$23
2006	25
2007	26
2008	26
2009	28
2010 - 2014	157

Total	$285

The process used in determining the long-term rate of return for assets and the investment approach for our other postretirement benefits plans is similar to those previously described for our pension plans.

Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2004	2003
Equity Securities	67%	66%
Debt Securities	33	34

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2004 were as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. As discussed in Note 2, we adopted FSP No. 106-2 in 2004, which provides guidance on the accounting for the Medicare Act. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million at January 1, 2004 and was accounted for as an actuarial gain. The effects of the subsidy reduced net periodic postretirement benefit costs by $3 million in 2004. The impact of the Medicare Act on the components of other postretirement benefit costs for the year ended December was as follows:

(in Millions)	2004
Reduction in service cost	$—
Reduction in interest cost	2
Amortization of actuarial gain	1

Decrease in postretirement benefit cost	$3

At December 31, 2004, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)
2005	$—
2006	2
2007	2
2008	2
2009	2
2010 - 2014	16

Total	$24

Grantor Trust

We maintain a Grantor Trust that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and we can revoke the trust subject to providing the MPSC with prior notification. We account for our investment at fair value with unrealized gains and losses recorded to earnings.

NOTE 11- RELATED PARTY TRANSACTIONS

We have transactions with affiliated companies to provide transportation and storage services and for the purchase of natural gas. Under a service agreement with DTE Energy, various DTE affiliates, including MichCon provide corporate support services and various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, regulatory and other services, which were billed to DTE Energy corporate. These administrative and general expenses along with interest and financing costs were then billed down to various subsidiaries of DTE Energy, including MichCon. The net amount of such expenses included in the consolidated statement of operations was $100 million in 2004, $106 million in 2003 and $68 million in 2002. The increase in 2003 corporate expenses is related primarily to costs incurred by an affiliate to upgrade our customer service operations and higher benefit costs associated with corporate support staff.

In addition, we had intercompany revenue of $11 million, $14 million and $13 million in 2004, 2003 and 2002, respectively. We had intercompany expenses of $20 million, $29 million and $15 million in 2004, 2003 and 2002, respectively.

Our accounts receivable from affiliated companies totaled $57 million and $70 million, and accounts payable to affiliated companies totaled $10 million and $25 million at December 31, 2004 and 2003, respectively.

We had a short-term note payable to DTE Energy and our parent company of $9 million in 2004 and $2 million to our parent company in 2003. This note is subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at approximate market rates.

We had an exchange gas payable of $1 million in 2004 related to an operational balancing agreement with an affiliate owned gas storage facility.

We declared and paid dividends of $50 million to our parent company in 2004. We declared dividends of $62.5 million and paid dividends of $50 million to our parent company in 2003. We received a $200 million capital contribution from our parent company in 2002.

NOTE 12 — UNUSUAL CHARGES

Property Write-down

In 2002, we recorded a $33 million pre-tax ($22 million net of taxes) charge from the sale of our former headquarters. An additional $5 million pre-tax ($4 million net of taxes) charge was recorded in 2003 to further reduce the carrying value of the property to fair value based on the estimated selling price less cost to sell.

Contract Loss

In 2002, we recorded a $15 million pre-tax ($10 million net of taxes) charge related to the termination of a contract for computer services with an unrelated third party.

Sale of Assets

In 2003, we recorded a $3 million pre-tax ($2 million net of taxes) loss from the sale of our former headquarters. In 2004, we recorded a $3 million pre-tax ($2 million net of taxes) gain from sales of a storage facility and land.

Joint Ventures

In 2003, we recorded a $6 million pre-tax ($4 million net of taxes) gain from the sale of our interests in a series of partnerships.

NOTE 13 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
(in Millions)	Quarter(1)	Quarter	Quarter	Quarter	Year
2004
Operating Revenues	$715	$271	$155	$504	$1,645
Operating Income (Loss)	$93	$(37)	$(39)	$39	$56
Net Income (Loss)	$70	$(37)	$(53)	$39	$19

2003
Operating Revenues	$652	$284	$142	$414	$1,492
Operating Income (Loss)	$111	$(5)	$(42)	$26	$90
Net Income (Loss)	$75	$(11)	$(37)	$18	$45

(1)	Previously reported first quarter 2004 amounts have been adjusted to reflect the retroactive adoption of FSP No. 106-2, relating to the impact of the Medicare Act on postretirement benefit costs (Note 2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services

For the years ended December 31, 2004 and 2003, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of MichCon’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by Deloitte during those periods.

	2004	2003
Audit fees (1)	$1,304,900	$788,736
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,304,900	$788,736

(1)	Represents the aggregate fees billed for the audit of MichCon’s annual financial statements and for the reviews of the financial statements included in MichCon’s Quarterly Reports on Form 10-Q.

The above listed fees were pre-approved by the DTE Energy audit committee.

Prior to engagement, the DTE Energy audit committee pre-approves these services by category of service. The DTE Energy audit committee may delegate to the chair of the audit committee, or to one or more other designated members of the audit committee, the authority to grant pre-approvals of all permitted services or classes of these permitted services to be provided by the independent auditor up to but not exceeding a pre-defined limit. The decisions of the designated member to pre-approve a permitted service will be reported to the DTE Energy audit committee at least quarterly.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3)	Exhibits.

Exhibit No.	Description
(i)	Exhibits filed herewith.

12-5	Computation of Ratio of Earnings to Fixed Charges.

18-1	Letter Regarding Change in Accounting Principle.

31-13	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-14	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

3(a)	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for quarter ended March 31, 1993).

3(b)	By-Laws (Exhibit 3-2 to Form 10-Q for quarter ended March 31, 1993).

4(a)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Registration Statement No. 333-63370).

4(b)	First Supplemental Indenture dated as of June 18, 1998, establishing Extendable Mandatory Par Put Remarketed Securities(SM) due June 30, 2038 and Resetable Mandatory Putable/Remarketable Securities, due June 30, 2038 (Exhibit 4-1 to Form 8-K dated June 18, 1998).

4(c)	Second Supplemental Indenture dated as of June 9, 1999, establishing 6.85% Senior Secured Insured Quarterly Notes due 2038 and 6.85% Senior Notes due 2039 (Exhibit 4-1 to Form 8-K dated June 4, 1999).

4(d)	Third Supplemental Indenture dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001).

4(e)	Fourth Supplemental Indenture dated as of February 15, 2003, establishing 5.70% Senior Notes, 2003 Series A due 2033 (Exhibit 4-3 to Form 10-Q for quarter ended March 31, 2003).

4(f)	Fifth Supplemental Indenture dated as of October 1, 2004, establishing 5.00% Senior Notes, 2004 Series E due 2019 (Exhibit 4-6 to Form 10-Q for quarter ended September 31, 2004).

4(g)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252).

Exhibit No.	Description
4(h)	Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Registration Statement No. 333-63370).

4(i)	Thirtieth Supplemental Indenture dated as of September 1, 1991, creating first mortgage bonds, 9 1/2 Series due 2021 (Exhibit 4-1 to Form 8-K dated September 27, 1991).

4(j)	Thirty-first Supplemental Indenture dated as of December 15, 1991, creating first mortgage bonds designated Secured Term Notes, Series A (Exhibit 4-1 to Form 8-K dated February 28, 1992).

4(k)	Thirty-second Supplemental Indenture dated as of January 5, 1993, creating first mortgage bonds designated Secured Term Notes, Series B (Exhibit 4-1 to Form 10-K for year ended December 31, 1992).

4(l)	Thirty-third Supplemental Indenture dated as of May 1, 1995, creating first mortgage bonds designated Secured Medium Term Notes, Series B (Exhibit 4-2 to Registration Statement No. 33-59093).

4(m)	Thirty-fourth Supplemental Indenture dated as of November 1, 1996, creating first mortgage bonds designated Secured Medium Term Notes, Series C (Exhibit 4-2 to Registration Statement No. 333-16285).

4(n)	Thirty-fifth Supplemental Indenture dated as of June 18, 1998, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Form 8-K dated June 18, 1998).

4(o)	Thirty-sixth Supplemental Indenture dated as of August 15, 2001, creating 6 1/8% collateral bonds due 2008 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001).

4(p)	Thirty-seventh Supplemental Indenture dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033 (Exhibit 4-4 to Form 10-Q for quarter ended March 31, 2003).

4(q)	Thirty-eighth Supplemental Indenture dated as of October 1, 2004, establishing the 2004 Series E collateral bonds (Exhibit 4-5 to Form 10-Q for quarter ended September 31, 2004).

10(a)	MichCon Investment and Stock Ownership Plan, as amended and restated effective as of January 1, 1998 (Exhibit 10-12 to Form 10-K for the year ended December 31, 1998).

10(b)	Five-Year Credit Agreement dated as of October 15, 2004 among Michigan Consolidated Gas Company, Bank One, N.A., as administrative agent, and the Lenders named therein ($243,750,000) (Exhibit 10.1 to Form 8-K dated October 15, 2004).

99(a)	Three-Year Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, Bank One, N.A., as administrative agent, and the Lenders named therein (as amended by the Five-Year Credit Agreement identified as Exhibit 10(b) above, $81,250,000) (Exhibit 99-12 to Form 10-Q for quarter ended September 30, 2003).

Exhibit No.	Description
(iii)	Exhibits furnished herewith.

32-13	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-14	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

MICHIGAN CONSOLIDATED GAS COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in Millions)		Additions		Deductions
		Provisions charged to		for Purposes
	Balance at		Utility Plant/	for Which the	Balance
	Beginning		Regulatory	Reserves Were	at End
Description	of Period	Income	Asset	Provided	of Period

Year Ended December 31, 2004
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$43	$62	$4	$38	$71

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$21	$1	$3	$2	$23

Year Ended December 31, 2003
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$27	$39	$—	$23	$43

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$22	$—	$—	$1	$21

Year Ended December 31, 2002
Reserve deducted from Assets in Consolidated Statement of Financial Position:
Allowance for doubtful accounts	$21	$21	$—	$15	$27

Reserve included in Current Liabilities — Other and in Accrued Environmental Costs in Consolidated Statement of Financial Position:
Environmental	$25	$—	$—	$3	$22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY (Registrant)
Date: March 15, 2005	By:	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ DANIEL G. BRUDZYNSKI

	Anthony F. Earley, Jr.		Daniel G. Brudzynski
	Chairman of the Board and		Chief Accounting Officer,
	Chief Executive Officer		Vice President and Controller

By		By	/s/ DAVID E. MEADOR

	Susan M. Beale		David E. Meador
	Director, Vice President		Director, Executive Vice
	and Corporate Secretary		President and Chief Financial Officer

Date            March 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
(i)	Exhibits filed herewith.

12-5	Computation of Ratio of Earnings to Fixed Charges.

18-1	Letter Regarding Change in Accounting Principle.

31-13	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-14	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

3(a)	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for quarter ended March 31, 1993).

3(b)	By-Laws (Exhibit 3-2 to Form 10-Q for quarter ended March 31, 1993).

4(a)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Registration Statement No. 333-63370).

4(b)	First Supplemental Indenture dated as of June 18, 1998, establishing Extendable Mandatory Par Put Remarketed Securities(SM) due June 30, 2038 and Resetable Mandatory Putable/Remarketable Securities, due June 30, 2038 (Exhibit 4-1 to Form 8-K dated June 18, 1998).

4(c)	Second Supplemental Indenture dated as of June 9, 1999, establishing 6.85% Senior Secured Insured Quarterly Notes due 2038 and 6.85% Senior Notes due 2039 (Exhibit 4-1 to Form 8-K dated June 4, 1999).

4(d)	Third Supplemental Indenture dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001).

4(e)	Fourth Supplemental Indenture dated as of February 15, 2003, establishing 5.70% Senior Notes, 2003 Series A due 2033 (Exhibit 4-3 to Form 10-Q for quarter ended March 31, 2003).

4(f)	Fifth Supplemental Indenture dated as of October 1, 2004, establishing 5.00% Senior Notes, 2004 Series E due 2019 (Exhibit 4-6 to Form 10-Q for quarter ended September 31, 2004).

4(g)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252).

Exhibit No.	Description
4(h)	Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Registration Statement No. 333-63370).

4(i)	Thirtieth Supplemental Indenture dated as of September 1, 1991, creating first mortgage bonds, 9 1/2 Series due 2021 (Exhibit 4-1 to Form 8-K dated September 27, 1991).

4(j)	Thirty-first Supplemental Indenture dated as of December 15, 1991, creating first mortgage bonds designated Secured Term Notes, Series A (Exhibit 4-1 to Form 8-K dated February 28, 1992).

4(k)	Thirty-second Supplemental Indenture dated as of January 5, 1993, creating first mortgage bonds designated Secured Term Notes, Series B (Exhibit 4-1 to Form 10-K for year ended December 31, 1992).

4(l)	Thirty-third Supplemental Indenture dated as of May 1, 1995, creating first mortgage bonds designated Secured Medium Term Notes, Series B (Exhibit 4-2 to Registration Statement No. 33-59093).

4(m)	Thirty-fourth Supplemental Indenture dated as of November 1, 1996, creating first mortgage bonds designated Secured Medium Term Notes, Series C (Exhibit 4-2 to Registration Statement No. 333-16285).

4(n)	Thirty-fifth Supplemental Indenture dated as of June 18, 1998, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Form 8-K dated June 18, 1998).

4(o)	Thirty-sixth Supplemental Indenture dated as of August 15, 2001, creating 6 1/8% collateral bonds due 2008 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001).

4(p)	Thirty-seventh Supplemental Indenture dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033 (Exhibit 4-4 to Form 10-Q for quarter ended March 31, 2003).

4(q)	Thirty-eighth Supplemental Indenture dated as of October 1, 2004, establishing the 2004 Series E collateral bonds (Exhibit 4-5 to Form 10-Q for quarter ended September 31, 2004).

10(a)	MichCon Investment and Stock Ownership Plan, as amended and restated effective as of January 1, 1998 (Exhibit 10-12 to Form 10-K for the year ended December 31, 1998).

10(b)	Five-Year Credit Agreement dated as of October 15, 2004 among Michigan Consolidated Gas Company, Bank One, N.A., as administrative agent, and the Lenders named therein ($243,750,000) (Exhibit 10.1 to Form 8-K dated October 15, 2004).

99(a)	Three-Year Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, Bank One, N.A., as administrative agent, and the Lenders named therein (as amended by the Five-Year Credit Agreement identified as Exhibit 10(b) above, $81,250,000) (Exhibit 99-12 to Form 10-Q for quarter ended September 30, 2003).

Exhibit No.	Description
(iii)	Exhibits furnished herewith.

32-13	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-14	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.