Form 10-Q
period 2005-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2005-05-10
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Yes ☐ No ☑

Michigan Consolidated Gas Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2005

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statement of Operations	7

Consolidated Statement of Financial Position	8

Consolidated Statement of Cash Flows	10

Consolidated Statement of Retained Earnings and Comprehensive Income	11

Notes to Consolidated Financial Statements	12

Report of Independent Registered Public Accounting Firm	17

Item 2. Management’s Narrative Analysis of the Results of Operations	3

Item 4. Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURE	19
Form of Consent Memorandum dated as of May 9, 2005
Chief Executive Officer Section 302 Certification
Chief Financial Officer Section 302 Certification
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
Form of Consent Memorandum dated as of May 9, 2005

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

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Management’s Narrative Analysis of the Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

MichCon reported a loss of $13 million for the first quarter of 2005 compared to earnings of $70 million for the 2004 first quarter. Results for the first quarter of 2005 were impacted by the April 2005 MPSC gas cost recovery and final rate orders. Results for the first quarter of 2005 were also impacted by increases in operation and maintenance expenses due to higher uncollectible accounts expense.

Gas cost recovery order - In December 2001, the MPSC issued an order that permitted MichCon to implement gas cost recovery (GCR) factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. MichCon’s 2002 GCR reconciliation case was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding sought to have the MPSC disallow $26 million representing unbilled revenues at December 2001. On April 28, 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million plus accrued interest of $3 million. We recorded the impact of the disallowance in the first quarter of 2005.

Gas final rate order - On April 28, 2005, the MPSC issued an order for final rate relief. The MPSC granted a base rate increase to MichCon of $61 million annually, effective April 29, 2005. This amount is an increase of $26 million over the $35 million in interim rate relief approved in September 2004. The rate increase was based on a 50% debt and 50% equity capital structure and an 11% rate of return on common equity.

The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non–capitalized portion of the negative pension expense. MichCon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the MPSC approved a one-way tracker which provided for $25 million which is refundable in the event that the funds are not expended by safety and training operation and maintenance expenses.

The MPSC order reduces MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million with no impact on net income.

The MPSC did not allow the recovery of approximately $25 million of costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.

The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. We impaired this asset by approximately $42 million. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation. The MPSC order also disallowed recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million.

Increase (Decrease) in Income Statement Components
Compared to Prior Year

(in Millions)	2005
Operating revenues	$119
Cost of gas	139

Gross margin	(20)
Operation and maintenance	22
Depreciation, depletion and amortization	(1)
Taxes other than income	1
Asset (gains) and losses, net	50
Other (income) and deductions	—
Income tax provision	(9)

Net income	$(83)

Operating revenues increased $119 million in the first quarter of 2005. Gas sales revenues increased $116 million in the first quarter of 2005 due primarily to an increase in the gas commodity component of sales rates reflecting higher natural gas prices and higher base rates due to the interim rate increase in 2004. The gas commodity component portion of revenues is offset by a similar increase in gas costs, which is collectible through the GCR mechanism. The comparison was also affected by the impact of the April 2005 MPSC GCR order that disallowed $26 million representing unbilled revenues at December 2001. Additionally, gas sales revenues and volumes in both periods reflect the impact of weather, which was 2% colder in the first quarter of 2005 from the comparable 2004 period. End user transportation revenues increased $3 million in the first quarter of 2005 due to contractually driven adjustments to end user transportation contracts.

	Quarter
	2005	2004
Gas Markets (in Millions)
Gas sales	$756	$640
End user transportation	45	42

	801	682
Intermediate transportation	14	15
Other	19	18

	$834	$715

Gas Markets (in Bcf)
Gas sales	82	83
End user transportation	50	50

	132	133
Intermediate transportation	134	174

	266	307

Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $139 million in the first quarter of 2005, primarily due to prices paid for gas supply. The average cost of gas sold increased $1.65 per Mcf (28%) in the first quarter of 2005 from the comparable 2004 period.

Operation and maintenance expense increased $22 million in the first quarter of 2005, reflecting higher reserves for uncollectible accounts receivable, increased postretirement benefit costs and the impact of the April 2005 MPSC final rate order which increased our environmental costs, as previously discussed. The increase in uncollectible accounts expense reflects higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate public assistance for low-income customers.

Asset gains and losses, net decreased $50 million due to the disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation, as previously discussed. In March 2004, we recorded a $2 million gain from the sale of a gas storage facility.

Income taxes decreased $9 million in the first quarter of 2005. Income tax comparisons were affected by variations in pre-tax earnings. The decrease in income taxes is due primarily to a lower effective tax rate in 2005 compared to 2004 based on estimated lower pretax income in 2005.

SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

We currently have an $81.25 million, three-year unsecured credit agreement originally entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. This credit facility facilitates short-term borrowing primarily for seasonal needs to buy gas in the summer for use in the winter heating season. In the last twelve months, the peak borrowing for this facility was $324.8 million. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements require us to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.

As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, we did not meet the EBITDA to interest ratio at March 31, 2005. The lenders have agreed to amend the credit facilities to exclude the EBITDA to interest ratio for the first quarter of 2005. If lenders had not amended the credit facility, our access to the commercial paper markets would be limited. At March 31, 2005 and the date of the amendments, we did not have any indebtedness under the credit facilities or any commercial paper outstanding.

We plan to seek rehearing of the MPSC orders to improve our resulting underlying cash flows. If unsuccessful in rehearing, we may file a follow on rate case in 2005. In addition, we may seek further amendments to the EBITDA to interest ratio for future periods. If we experience diminished ability to access the short-term and /or long-term capital markets, we would have to seek additional sources of liquidity. This may have a material negative impact on our financial position and significantly harm the operation of the business. We believe that we will have sufficient internal and external capital resources to manage liquidity and to fund anticipated capital requirements.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed and operating to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$834	$715

Operating Expenses
Cost of gas	627	488
Operation and maintenance	119	97
Depreciation, depletion and amortization	26	27
Taxes other than income	13	12
Asset (gains) and losses, net (Note 3)	48	(2)

	833	622

Operating Income	1	93

Other (Income) and Deductions
Interest expense	15	14
Interest income	(2)	(2)
Other	—	1

	13	13

Income (Loss) Before Income Taxes	(12)	80
Income Tax Provision	1	10

Net Income (Loss)	$(13)	$70

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31, 2005	December 31
(in Millions)	(Unaudited)	2004
ASSETS
Current Assets
Cash and cash equivalents	$1	$—
Accounts receivable
Customer (less allowance for doubtful accounts of $80 and $71, respectively)	336	184
Accrued unbilled revenues	134	167
Other	56	82
Accrued gas cost recovery revenue	53	55
Due from affiliate	46	—
Inventories
Gas	15	89
Material and supplies	16	15
Other	59	77

	716	669

Property, Plant and Equipment	3,147	3,195
Less accumulated depreciation, depletion and amortization	(1,413)	(1,409)

	1,734	1,786

Other Assets
Other investments	89	92
Notes receivable	81	81
Regulatory assets	62	64
Prepaid benefit costs and due from affiliate	375	367
Other	15	17

	622	621

Total Assets	$3,072	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31, 2005	December 31
(in Millions)	(Unaudited)	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$150	$149
Dividends payable	13	13
Short-term borrowings	5	242
Current portion of long-term debt, including capital leases	—	—
Federal income, property and other taxes payable	61	38
Regulatory liabilities	—	28
Gas inventory equalization (Note 1)	278	—
Other	68	72

	575	542

Other Liabilities
Deferred income taxes	165	184
Regulatory liabilities	565	564
Unamortized investment tax credit	18	18
Accrued postretirement benefit costs	123	118
Accrued environmental costs	20	17
Other	56	57

	947	958

Long-Term debt, including capital lease obligations	785	785

Contingencies (Note 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	324	350
Accumulated other comprehensive loss	(1)	(1)

	765	791

Total Liabilities and Shareholder’s Equity	$3,072	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31
	2005	2004
(in Millions)
Operating Activities
Net income (loss)	$(13)	$70
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	26	27
Deferred income taxes and investment tax credit, net	(22)	(7)
Asset (gains) and losses, net	48	(2)
Changes in assets and liabilities:
Accounts receivable, net	(126)	(84)
Accrued unbilled revenues	33	43
Inventories	73	86
Postretirement obligation	5	3
Property taxes assessed applicable to future periods	(10)	(9)
Prepaid benefit costs and due from affiliate	(8)	(9)
Accrued gas cost recovery	(26)	(38)
Accounts payable	1	(3)
Gas inventory equalization	278	167
Federal income, property and other taxes payable	23	23
Other	34	5

Net cash from operating activities	316	272

Investing Activities
Capital expenditures	(20)	(14)
Proceeds from sale of assets	—	5
Notes receivable from affiliate	(46)	(12)

Net cash used for investing activities	(66)	(21)

Financing Activities
Redemption of long-term debt	—	(1)
Short-term borrowings, net	(237)	(232)
Dividends paid	(12)	(12)

Net cash used for financing activities	(249)	(245)

Net Increase in Cash and Cash Equivalents	1	6
Cash and Cash Equivalents at Beginning of Period	—	1

Cash and Cash Equivalents at End of Period	$1	$7

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$18	$19
Income taxes paid	—	—

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2005	2004
Balance – beginning of period	$350	$381
Net income (loss)	(13)	70
Common stock dividends declared	(13)	(13)

Balance – end of period	$324	$438

The following table displays other comprehensive income (loss) for the three-month periods ended March 31:

(in Millions)	2005	2004
Net income (loss)	$(13)	$70

Comprehensive income (loss)	$(13)	$70

See Notes to Consolidated Financial Statements (Unaudited)

Michigan Consolidated Gas Company

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1– SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in our 2004 Annual Report on Form 10-K.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

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

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that fair value of an asset retirement obligation be recognized in the period in which it is incurred. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

A reconciliation of the asset retirement obligation for the 2005 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$5
Accretion	—
Liabilities settled	—

Asset retirement obligations at March 31, 2005	$5

Retirement Benefits and Trusteed Assets

MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its other nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $7 million for the three months ended March 31, 2005 and for the three months ended March 31, 2004 and is not reflected in following table.

The components of net periodic benefit cost (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2005	2004	2005	2004
Three Months Ended March 31

Service Cost	$2	$2	$3	$2
Interest Cost	4	4	6	5
Expected Return on Plan Assets	(7)	(7)	(3)	(2)
Amortization of
Net loss	—	—	2	—
Prior service cost	—	—	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost (Credit)	$(1)	$(1)	$10	$7

Gas in Inventory

Gas inventory is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas of net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Medicare Act Accounting

In May 2004, FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on accounting for the effects of the Medicare Act. In the second quarter of 2004, we adopted FSP No. 106-2, retroactive to January 1, 2004 and as a result earnings for the first quarter of 2004 have been restated. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million and was accounted for as an actuarial gain. The effects of the subsidy reduced net postretirement costs by $1 million in the first quarter of 2004.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on fixed assets when that retirement is conditioned on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the effects of this interpretation, but has not yet determined the impact on the consolidated financial statements.

NOTE 3 — REGULATORY MATTERS

Gas Rate Case

MPSC Final Rate Order - In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requested an overall increase in base rates of $194 million per year beginning January 1, 2005. MichCon requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The final rate request was subsequently revised to $159 million.

On April 28, 2005, the MPSC issued an order for final rate relief. The MPSC determined that the base rate increase granted to MichCon should be $61 million annually effective April 29, 2005. This amount is an increase of $26 million over the $35 million in interim rate relief approved in September 2004. The rate increase was based on a 50% debt and 50% equity capital structure and an 11% rate of return on common equity.

The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the MPSC approved a one-way tracker which provided for $25 million which is refundable in the event that the funds are not expended for safety and training operation and maintenance expenses.

The MPSC order reduces MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million with no impact on net income.

The MPSC did not allow the recovery of approximately $25 million of costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.

The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. We impaired this asset by approximately $42 million. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation. The MPSC order also disallowed recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million.

Gas Cost Recovery Proceedings

2002 Plan Year - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. Consistent with prior orders, MichCon recognized a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset was subject to the 2002 GCR reconciliation process. In March 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. We recorded a $26.5 million reserve in 2002 to reflect the impact of this order.

MichCon’s 2002 GCR reconciliation case was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding sought to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party also proposed the disallowance of half of an $8 million payment made to settle Enron bankruptcy issues. The other parties to the case recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case affirming the order in the 2002 GCR plan case disallowing $26.5 million related to the use of storage gas in 2001. The April 2005 order also disallowed the additional $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance in the first quarter of 2005. The MPSC agreed that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. MichCon included this item in testimony in the 2003 GCR reconciliation filed in February 2004 and the Staff has recommended that MichCon be allowed to recover the entire $8 million related to the Enron issue.

2005-2006 Plan Year - In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. Approval of the contingent factors will be determined in the MPSC’s final order in this case.

Other

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 4 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

We currently have an $81.25 million, three-year unsecured credit agreement originally entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements require us to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.

As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, we did not meet the EBITDA to interest ratio at March 31, 2005. The lenders have agreed to amend the credit facilities to exclude the EBITDA to interest ratio for the first quarter of 2005. At March 31, 2005 and the date of the amendments, we did not have any indebtedness under the credit facilities or any commercial paper outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

During 2004, we spent $2.3 million, investigating and remediating these former MGP sites. At December 31, 2004, the reserve balance was $21.5 million, of which $4.5 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on our financial position and cash flows. However, we anticipate the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company

We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations, cash flows and retained earnings and comprehensive income for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and retained earnings and comprehensive income for the year then ended (not presented herein); and in our report dated March 15, 2005 (which report includes an explanatory paragraph relating to the change in the method of accounting for asset retirement obligations in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 10, 2005

OTHER INFORMATION

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

OTHER INFORMATION

Pursuant to consent memoranda dated May 9, 2005, MichCon’s Three-Year Credit Agreement, dated as of October 24, 2003 and Amended and Restated Five-Year Credit Agreement, dated as of October 15, 2004 were amended. Forms of each such consent memorandum are filed as exhibits to this report. See “Management’s Narrative Analysis of the Results of Operation” for more information.

EXHIBITS

Exhibit
Number	Description
(i) Exhibits filed herewith:

10-16	Form of Consent Memorandum dated as of May 9, 2005 and amending the Amended and Restated Five-Year Credit Agreement, dated as of October 15, 2004.

31-15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

99-13	Form of Consent Memorandum dated as of May 9, 2005 and amending the Three-Year Credit Agreement, dated as of October 24, 2003.

(ii) Exhibits furnished herewith:

32-15	Chief Executive Officer Section 906 Form 10-Q Certification

32-16	Chief Financial Officer Section 906 Form 10-Q Certification

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 10, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description
(i) Exhibits filed herewith:

10-16	Form of Consent Memorandum dated as of May 9, 2005 and amending the Amended and Restated Five-Year Credit Agreement, dated as of October 15, 2004.

31-15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

32-15	Chief Executive Officer Section 906 Form 10-Q Certification

32-16	Chief Financial Officer Section 906 Form 10-Q Certification

99-13	Form of Consent Memorandum dated as of May 9, 2005 and amending the Three-Year Credit Agreement, dated as of October 24, 2003.