Form 10-K/A
period 2004-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2005-06-17
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

FOR ANNUAL REPORT & TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-7310

MICHIGAN CONSOLIDATED GAS COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478040 (I.R.S. Employer Identification No.)

2000 2ndAvenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Energy Company.

Michigan Consolidated Gas Company
Form 10-K/A
Amendment No. 1 to Form 10-K
Year Ended December 31, 2004

Page
Explanatory Note	3
Part II
Item 9A. Controls and Procedures	3
Part IV
Item 15. Exhibits and Financial Statement Schedules	4
Signatures	5
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

EXPLANATORY NOTE

     This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 15, 2005 by Michigan Consolidated Gas Company (the “Company”). This amendment responds to certain comments of the Staff of the Securities and Exchange Commission in connection with its review of the Company’s 2004 10-K. This amendment rephrases the language regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the Company’s 2004 10-K has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2004 10-K.

PART II

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) The following documents are filed as part of this Form 10-K/A.

     (1)      Exhibits.

Exhibit No.	Description
(i)	Exhibits filed herewith.

31-17	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-18	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits furnished herewith.

32-17	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-18	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY (Registrant)
Date: June 17, 2005	By:	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board and Chief Executive Officer	By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

By	/s/ SUSAN M. BEALE Susan M. Beale Director	By	/s/ DAVID E. MEADOR David E. Meador Director, Executive Vice President and Chief Financial Officer

Date   June 17, 2005

EXHIBIT INDEX

Exhibit No.		Description
(i)		Exhibits filed herewith.
	31-17	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.
	31-18	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)		Exhibits furnished herewith.
	32-17	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.
	32-18	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.