Form 10-Q
period 2005-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2005-08-04
CIK 65632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
Commission file number 1-7310
The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.
MICHIGAN CONSOLIDATED GAS COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0478040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2 nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)
313-235-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2005

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	7

Consolidated Statement of Financial Position	8

Consolidated Statement of Cash Flows	10

Consolidated Statement of Retained Earnings and Comprehensive Income	11

Notes to Consolidated Financial Statements	12

Report of Independent Registered Public Accounting Firm	19

Item 2. Management’s Narrative Analysis of the Results of Operations	3

Item 4. Controls and Procedures	6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits	20

SIGNATURE	21
Awareness Letter of Deloitte & Touche LLP
Chief Executive Officer Section 302 Certification
Chief Financial Officer Section 302 Certification
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of Detroit Edison Company, and MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., indirectly the parent of MichCon.

Gas storage	For MichCon, the process of injecting, storing, and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

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
OVERVIEW
MichCon reported losses of $50 million and $63 million for the second quarter and six-month period of 2005, respectively, compared with losses of $37 million and earnings of $33 million for comparable 2004 periods. Results for the second quarter and six-month period of 2005 were impacted by the April 2005 MPSC gas cost recovery and final rate orders and the impact of effective tax rate adjustments.
Gas cost recovery order - In December 2001, the MPSC issued an order that permitted MichCon to implement gas cost recovery (GCR) factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order allowed MichCon to recognize a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. MichCon’s 2002 GCR reconciliation case was filed with the MPSC in February 2003. On April 28, 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million plus accrued interest of $3 million. We recorded the impact of the disallowance in the first quarter of 2005.
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
The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the order provided for $25 million in rates to recover safety and training costs. There is a one-way tracking mechanism that provides for refunding the portion of the $25 million not expended on an annual basis.
The MPSC order reduces MichCon’s depreciation rates and the related revenue requirement associated with depreciation expense by $14.5 million and is designed to have no impact on net income.
The MPSC did not allow the recovery of approximately $25 million of merger interest costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.
The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. As a result of the order, we recognized an impairment of this asset of approximately $42 million in the first quarter of 2005. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation and the recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million. The MPSC order resulted in an additional $5 million charge due to a change in the allocation of historical manufactured gas plant insurance proceeds.
RESULTS OF OPERATION

	Quarter	Six Months
Increase (Decrease) in Income Statement
Components Compared to Prior Year
(in Millions)
Operating revenues	$(10)	$109
Cost of gas	(30)	109

Gross margin	20	—
Operation and maintenance	(12)	10
Depreciation, depletion and amortization	(2)	(3)
Taxes other than income	—	1
Asset (gains) and losses, net	—	50
Other (income) and deductions	—	—
Income tax provision	47	38

Net income	$(13)	$(96)

Gross margins increased $20 million in the 2005 second quarter and were the same in the six-month periods.
Operating revenues decreased $10 million in the second quarter of 2005 reflecting decreased recorded GCR revenue, partially offset by the final rate order. The lower GCR revenue in the second quarter of 2005 results from adjustments to the GCR revenue associated with storage gas consumed in the first quarter; storage gas consumed was scheduled to be replaced before year-end based on forecasted gas purchases and therefore was recorded at forecasted replacement costs. In the second quarter of 2004 additional revenue was recognized due to an increase in the forecasted cost of gas and the related year-to-date adjustments for amounts estimated in the first quarter of 2004. The second quarter of 2005 had a reduction to revenue due to a decrease in the forecasted cost of gas and the related year-to-date adjustment for amounts estimated in the first quarter of 2005. Operating revenues increased $109 million in the six-month period of 2005, reflecting increased GCR revenue due to higher average gas purchase rates and by the final rate order, partially offset by the impact of the April 2005 MPSC GCR order disallowing $26 million representing unbilled revenues at December 2001. Changes to gas costs result in changes to GCR revenues since those costs are collectible through the GCR mechanism. Additionally, gas sales revenues and volumes in both periods reflect the impact of weather, which was 1% colder in the six-month period of 2005 from the comparable 2004 period.
Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold decreased $30 million in the second quarter and increased $109 million in the six-month period of 2005. The average cost of gas sold decreased $1.02 per Mcf (15%) in the second quarter and increased $1.10 per Mcf (18%) in the six-month period of 2005.
End user transportation revenues increased $3 million and $6 million in the second quarter and six-month period of 2005, respectively, due to contractually driven adjustments to end user transportation contracts, as well as additional throughput for gas-fueled electricity generation in June 2005.

	Quarter		Six Months
	2005	2004	2005	2004
Gas Markets (in Millions)
Gas sales	$202	$216	$958	$856
End user transportation	28	25	73	67

	230	241	1,031	923
Intermediate transportation	11	12	26	27
Other	20	18	38	36

	$261	$271	$1,095	$986

Gas Markets (in Bcf)
Gas sales	22	22	104	105
End user transportation	33	29	82	79

	55	51	186	184
Intermediate transportation	84	129	218	303

	139	180	404	487

Operation and maintenance expense decreased $12 million in the second quarter and increased $10 million in the six-month period of 2005. The decrease in the second quarter was due to DTE Energy no longer allocating merger-related interest to MichCon effective in April 2005 as a result of the disallowance of those costs in the MPSC’s final rate order. The decrease for the second quarter was also due to a decline in injuries and damages accruals. For the six months ended, the increase is primarily due to the impact of the MPSC final rate order which disallowed certain environmental expenses that had been recorded as a regulatory asset and its requirement to defer negative pension expense as a regulatory liability. Uncollectible accounts receivables expense increased in the six-month period reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and inadequate government-sponsored assistance for low-income customers.
Asset gains and losses, net decreased $50 million for the six-month period due to the disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation, as previously discussed. In March 2004, we recorded a $2 million gain from the sale of a gas storage facility.
Income taxes increased $47 million and $38 million in the second quarter and six-month period of 2005, respectively. The increase in income taxes is attributed to increases in effective tax rate adjustments of $35 million in the 2005 second quarter and $59 million in the 2005 six-month period. The adjustments were required in 2005 to be consistent with the estimated annual effective tax rate. The 2005 effective income tax rate is unusually low due to the relationship of annual tax adjustments to the level of pre-tax income which has been impacted by rate order considerations.
Outlook – Operating results are expected to vary as a result of factors such as regulatory proceedings, weather and changes in economic conditions, and cost containment efforts and process improvements. Higher gas prices and economic conditions have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates. In the April 2005 final gas rate order, the MPSC adopted our proposed tracking mechanism for uncollectible accounts receivable. Each year, we will file an application comparing our actual uncollectible expense to our designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC.
See Note 3 – Regulatory Matters.
SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

We currently have an $81.25 million, three-year unsecured credit agreement entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. These credit facilities make possible short-term borrowings primarily for seasonal needs to buy gas in the summer for use in the winter heating season. In the last twelve months, the peak borrowing for these facilities was $324.8 million. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements required us to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.
As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, we did not meet the EBITDA to interest ratio at March 31, 2005. The credit facilities were amended on May 9, 2005 to exclude the EBITDA to interest ratio for the first quarter of 2005, and subsequently amended on June 10, 2005 to exclude non-recurring items in the EBITDA calculation through the maturity of the agreement. If lenders had not amended the credit facilities, our access to the commercial paper markets would have been limited. At June 30, 2005, we do not have any indebtedness under the credit facilities or any commercial paper outstanding. If we experience diminished ability to access the short-term and/or long-term capital markets, we will have to seek additional sources of liquidity. This may have a material negative impact on our financial position and significantly harm the operation of our business. We believe that we will have sufficient internal and external capital resources to manage liquidity and to fund anticipated capital requirements.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2005	2004	2005	2004
Operating Revenues	$261	$271	$1,095	$986

Operating Expenses
Cost of gas	131	161	758	649
Operation and maintenance	96	108	215	205
Depreciation, depletion and amortization	24	26	50	53
Taxes other than income	13	13	26	25
Asset (gains) and losses, net (Note 3)	—	—	48	(2)

	264	308	1,097	930

Operating Income (Loss)	(3)	(37)	(2)	56

Other (Income) and Deductions
Interest expense	13	13	28	27
Interest income	(3)	(3)	(5)	(5)
Other	—	—	—	1

	10	10	23	23

Income (Loss) Before Income Taxes	(13)	(47)	(25)	33
Income Tax Provision (Benefit)	37	(10)	38	—

Net Income (Loss)	$(50)	$(37)	$(63)	$33

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30, 2005	December 31,
(in Millions)	(Unaudited)	2004
ASSETS
Current Assets
Cash and cash equivalents	$1	$—
Accounts receivable
Customer (less allowance for doubtful accounts of $83 and $71, respectively)	207	184
Accrued unbilled revenues	30	167
Other	52	82
Accrued gas cost recovery revenue	10	55
Due from affiliate	99	—
Inventories
Gas	57	89
Material and supplies	16	15
Other	67	77

	539	669

Property, Plant and Equipment	3,180	3,195
Less accumulated depreciation, depletion and amortization	(1,433)	(1,409)

	1,747	1,786

Other Assets
Other investments	90	92
Notes receivable	81	81
Regulatory assets	56	64
Prepaid benefit costs and due from affiliate	383	367
Other	11	17

	621	621

Total Assets	$2,907	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	June 30, 2005	December 31,
(in Millions)	(Unaudited)	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$157	$149
Dividends payable	13	13
Short-term borrowings	5	242
Current portion of long-term debt, including capital leases	40	—
Federal income, property and other taxes payable	48	38
Regulatory liabilities	—	28
Gas inventory equalization (Note 1)	116	—
Other	75	72

	454	542

Other Liabilities
Deferred income taxes	214	184
Regulatory liabilities	568	564
Unamortized investment tax credit	18	18
Accrued postretirement benefit costs	126	118
Accrued environmental costs	20	17
Other	59	57

	1,005	958

Long-Term debt, including capital lease obligations	745	785

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	262	350
Accumulated other comprehensive loss	(1)	(1)

	703	791

Total Liabilities and Shareholder’s Equity	$2,907	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
	2005	2004
(in Millions)
Operating Activities
Net income (loss)	$(63)	$33
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	50	53
Deferred income taxes and investment tax credit, net	23	2
Asset (gains) and losses, net	48	(2)
Changes in assets and liabilities:
Accounts receivable, net	7	47
Accrued unbilled revenues	137	92
Inventories	31	44
Property taxes assessed applicable to future periods	(2)	(1)
Postretirement obligation	8	7
Prepaid benefit costs and due from affiliate	(16)	(17)
Accrued gas cost recovery	17	(70)
Accounts payable	8	24
Gas inventory equalization	116	93
Federal income, property and other taxes payable	10	(3)
Other	38	22

Net cash from operating activities	412	324

Investing Activities
Capital expenditures	(51)	(41)
Proceeds from sale of assets	—	5
Notes receivable from affiliate	(99)	(32)
Other	1	1

Net cash used for investing activities	(149)	(67)

Financing Activities
Redemption of long-term debt	—	(1)
Short-term borrowings, net	(237)	(232)
Dividends paid	(25)	(25)

Net cash used for financing activities	(262)	(258)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(1)
Cash and Cash Equivalents at Beginning of Period	—	1

Cash and Cash Equivalents at End of Period	$1	$—

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$28	$27
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	June 30
	2005	2004
(in Millions)
Balance – beginning of period	$350	$381
Net income (loss)	(63)	33
Common stock dividends declared	(25)	(25)

Balance – end of period	$262	$389

The following table displays other comprehensive income (loss) for the six-month periods ended June 30:

(in Millions)	2005	2004
Net income (loss)	$(63)	$33

Comprehensive income (loss)	$(63)	$33

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
Asset Retirement Obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”
A reconciliation of the asset retirement obligation for the 2005 six-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$5
Accretion	—
Liabilities settled	—

Asset retirement obligations at June 30, 2005	$5

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its other nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $6 million and $7 million for the three months ended June 30, 2005 and 2004, respectively, and was approximately $13 million and $14 million for the six months ended June 30, 2005 and 2004, respectively, and is not reflected in the following table.

The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2005	2004	2005	2004
Service Cost	$1	$1	$3	$2
Interest Cost	3	3	6	6
Expected Return on Plan Assets	(7)	(7)	(3)	(3)
Amortization of
Net loss	—	—	1	1
Prior service cost	1	1	1	—
Net transition liability	—	—	1	2

Net Periodic Benefit Cost (Credit)	$(2)	$(2)	$9	$8

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Six Months Ended June 30	2005	2004	2005	2004
Service Cost	$3	$3	$6	$4
Interest Cost	7	7	12	11
Expected Return on Plan Assets	(14)	(14)	(6)	(5)
Amortization of
Net loss	—	—	3	1
Prior service cost	1	1	1	—
Net transition liability	—	—	3	4

Net Periodic Benefit Cost (Credit)	$(3)	$(3)	$19	$15

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
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on fixed assets when that retirement is conditioned on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the effects of this interpretation, and has not yet determined the impact on the consolidated financial statements.

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
MPSC Final Rate Order – On April 28, 2005, the MPSC issued an order for final rate relief. The MPSC determined that the base rate increase granted to MichCon should be $61 million annually effective April 29, 2005. This amount is an increase of $26 million over the $35 million in interim rate relief approved in September 2004. The rate increase was based on a 50% debt and 50% equity capital structure and an 11% rate of return on common equity.
The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the order provided for $25 million in rates to recover safety and training costs. There is a one-way tracking mechanism that provides for refunding the portion of the $25 million not expended on an annual basis.
The MPSC order reduces MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million and is designed to have no impact on net income.
The MPSC did not allow the recovery of approximately $25 million of merger interest costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.
The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. As a result of the order, MichCon recognized an impairment of this asset of approximately $42 million in the first quarter of 2005. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation and the recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million. The MPSC ordered an additional $5 million charge due to a change in the allocation of historical manufactured gas plant insurance proceeds.
Rehearing Request – In May 2005, MichCon filed for rehearing of various aspects of the MPSC final rate order. On July 19, 2005, the MPSC denied MichCon’s petition for rehearing.
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
2003 Plan Year - MichCon’s 2003 GCR reconciliation case was filed with the MPSC in February 2004. In May 2005, the MPSC issued an order in the 2003 GCR reconciliation case approving recovery of the $8 million related to the Enron bankruptcy settlement.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. Approval of the contingent factors will be determined in the MPSC’s final order in this case. In July 2005, MichCon self-implemented a quarterly contingent GCR factor of $8.54 per Mcf.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 4 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
We currently have an $81.25 million, three-year unsecured credit agreement originally entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements required us to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.
As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, we did not meet the EBITDA to interest ratio at March 31, 2005. The credit facilities were amended on May 9, 2005 to exclude the EBITDA to interest ratio for the first quarter of 2005, and subsequently amended on June 10, 2005 to exclude non-recurring items in the EBITDA calculation through the maturity of the agreement. At June 30, 2005, we did not have any indebtedness under the credit facilities or any commercial paper outstanding.
NOTE 5 – CONTINGENCIES
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
In 1984, we established a $12 million reserve for costs associated with environmental investigation and remediation activities. During 1993, we received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve. We employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. As a result of these studies, we accrued an additional liability and a corresponding regulatory asset of $32 million during 1995. In early December 2004, we retained multiple environmental consultants to estimate the projected cost to remediate each MGP facility. The results of the evaluation indicated that the MGP reserve should be set at $22 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company
We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of June 30, 2005, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows, retained earnings and comprehensive income for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.
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
August 4, 2005

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
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 5 for a discussion of specific non-regulatory matters.
EXHIBITS

Exhibit
Number	Description
Filed:

15-10	Awareness Letter of Deloitte & Touche LLP

31-17	Chief Executive Officer Section 302 Certification

31-18	Chief Financial Officer Section 302 Certification

Incorporated by Reference:

10-17	Form of Amendment No. 2 dated as of June 10, 2005 to Amended and Restated Five-Year Credit Agreement dated as of October 15, 2004 among Michigan Consolidated Gas Company, JP Morgan Chase Bank, N.A. (successor to Bank One, N.A.), as a Lender and as administrative agent, and the Co-Syndication Agents named therein. (Exhibit 10.1 to Form 8-K dated June 10, 2005).

99-14	Form of Amendment No. 2 dated as of June 10, 2005 to Three-Year Credit Agreement dated as of October 24, 2003 among Michigan Consolidated Gas Company, JP Morgan Chase Bank, N.A. (successor to Bank One, N.A.), as a Lender and as administrative agent, and the Co-Syndication Agents named therein. (Exhibit 99.1 to Form 8-K dated June 10, 2005).

Furnished:

32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date: August 4, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description
15-10	Awareness Letter of Deloitte & Touche LLP

31-17	Chief Executive Officer Section 302 Certification

31-18	Chief Financial Officer Section 302 Certification

32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification