Form 10-Q
period 2005-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2005-11-08
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
Commission file number 1-7310
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
Yes ☐            No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2005

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
Chief Executive Officer Section 906 Form 10-Q Certification
Chief Financial Officer Section 906 Form 10-Q Certification

Definitions

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., indirectly the parent of MichCon.

Gas storage	For MichCon, the process of injecting, storing, and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission.

SFAS	Statement of Financial Accounting Standards.

Units of Measurement:

Bcf	Billion cubic feet of gas.

Mcf	Thousand cubic feet of gas.

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws or their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws or their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.
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
OVERVIEW
MichCon reported income of $159 million and $96 million for the third quarter and nine-month period of 2005, respectively, compared with losses of $53 million and $20 million for the comparable 2004 periods. Results for the third quarter and nine-month period of 2005 were impacted by income tax effective tax rate adjustments and the April 2005 MPSC gas cost recovery and final rate orders.
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
The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. As a result of the order, we recognized an impairment of this asset of approximately $42 million in the first quarter of 2005. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation and the recovery of certain internal labor and legal costs related to remediation of manufactured gas plant sites of approximately $6 million. The MPSC order resulted in an additional $5 million charge due to a change in the allocation of historical manufactured gas plant insurance proceeds.
RESULTS OF OPERATIONS

	Quarter	Nine Months
Increase (Decrease) in Income Statement Components Compared to Prior Year

(in Millions)
Operating revenues	$51	$160
Cost of gas	36	145

Gross margin	15	15
Operation and maintenance	3	13
Depreciation, depletion and amortization	(5)	(8)
Taxes other than income	(3)	(2)
Asset (gains) and losses, net	—	50
Other (income) and deductions	(1)	(1)
Income tax provision	(191)	(153)

Net income	$212	$116

Gross margins increased $15 million for both the third quarter and nine-month periods of 2005.
Operating revenues increased $51 million and $160 million for the third quarter and nine-month period of 2005, respectively. The increases are primarily attributed to increased recorded GCR revenue due to higher average gas purchase rates and by the final rate order. Changes to gas costs result in changes to GCR revenues since those costs are collectible through the GCR mechanism. The increase for the nine-month period was partially offset by the impact of the April 2005 MPSC GCR order disallowing $26 million representing unbilled revenues at December 2001. Additionally, gas sales revenues and volumes reflect the impact of weather, which was 1% colder in the nine-month period of 2005 from the comparable 2004 period.
Cost of gas is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of gas sold increased $36 million in the third quarter and increased $145 million in the nine-month period of 2005. The average cost of gas sold increased $4.21 per Mcf (82%) in the third quarter and increased $1.39 per Mcf (23%) in the nine-month period of 2005.
End user transportation revenues increased $4 million and $9 million for the third quarter and nine-month period of 2005, respectively, due to contractually driven adjustments to end user transportation contracts, rate relief and additional throughput for gas-fueled electricity generation.

	Quarter		Nine Months
	2005	2004	2005	2004
Gas Markets (in Millions)
Gas sales	$147	$107	$1,105	$963
End user transportation	24	20	97	88

	171	127	1,202	1,051
Intermediate transportation	14	11	40	38
Other	21	17	59	52

	$206	$155	$1,301	$1,141

Gas Markets (in Bcf)
Gas sales	10	12	114	117
End user transportation	34	27	116	107

	44	39	230	224
Intermediate transportation	95	128	313	431

	139	167	543	655

Operation and maintenance expense increased $3 million and $13 million for the third quarter and nine-month period of 2005, respectively. The increase is primarily due to the impact of the MPSC final rate order which disallowed certain environmental expenses that had been recorded as a regulatory asset and its requirement to defer negative pension expense as a regulatory liability. Uncollectible accounts receivables expense increased in the third quarter and nine-month period of 2005 reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and inadequate government-sponsored assistance for low-income customers. The increase in operation and maintenance expense was partially offset by the DTE Energy parent company no longer allocating merger-related interest to MichCon effective in April 2005 as a result of the disallowance of those costs in the MPSC’s final rate order. The increase was also partially offset by a decline in accruals for injuries and damages for the third quarter and nine-month period of 2005.
Asset gains and losses, net decreased $50 million for the nine-month period due to the disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation, as previously discussed. In March 2004, we recorded a $2 million gain from the sale of a gas storage facility.
Income taxes decreased $191 million and $153 million for the third quarter and nine-month period of 2005, respectively. Results reflect adjustments in both years to reflect the projected annual effective income tax rate. There were favorable adjustments of $176 million and $124 million for the 2005 third quarter and nine-month period, respectively, compared to unfavorable adjustments of $23 million and $15 million for the corresponding 2004 periods. The adjustments were required to be consistent with the estimated annual effective tax rate. The 2005 effective income tax rate is unusually high due to the relationship of annual tax adjustments to the expected low level of annual pretax income that has been impacted by rate order considerations. The effective rate adjustments are expected to reverse in the fourth quarter.
Outlook – Operating results are expected to vary as a result of factors such as regulatory proceedings, weather and changes in economic conditions, and cost containment efforts and process improvements. We expect a loss in the 2005 fourth quarter due to the reversal of the favorable income tax adjustments recorded through the current nine-month period. Higher gas prices and economic conditions have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates. In the April 2005 final gas rate order, the MPSC adopted our proposed tracking mechanism for uncollectible accounts receivable. Each year, we will file an application comparing our actual uncollectible expense to our designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged to customers after an annual reconciliation proceeding before the MPSC. We also may be impacted by the delayed collection of underrecoveries of our gas supply costs and gas account accounts receivable as a result of recent MPSC orders.
See Note 3 – Regulatory Matters.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2005	2004	2005	2004
Operating Revenues	$206	$155	$1,301	$1,141

Operating Expenses
Cost of gas	100	64	858	713
Operation and maintenance	93	90	308	295
Depreciation, depletion and amortization	23	28	73	81
Taxes other than income	9	12	35	37
Asset (gains) and losses, net (Note 3)	—	—	48	(2)

	225	194	1,322	1,124

Operating Income (Loss)	(19)	(39)	(21)	17

Other (Income) and Deductions
Interest expense	14	14	42	41
Interest income	(3)	(2)	(8)	(7)
Other	—	—	—	1

	11	12	34	35

Loss Before Income Taxes	(30)	(51)	(55)	(18)
Income Tax Provision (Benefit)	(189)	2	(151)	2

Net Income (Loss)	$159	$(53)	$96	$(20)

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30, 2005	December 31,
(in Millions)	(Unaudited)	2004
ASSETS
Current Assets
Cash and cash equivalents	$1	$—
Accounts receivable
Customer (less allowance for doubtful accounts of $80 and $71, respectively)	115	184
Accrued unbilled revenues	32	167
Other	75	82
Accrued gas cost recovery revenue	21	55
Inventories
Gas	217	89
Material and supplies	15	15
Gas customer choice deferred asset	56	56
Other	37	21

	569	669

Property, Plant and Equipment	3,204	3,195
Less accumulated depreciation, depletion and amortization	(1,447)	(1,409)

	1,757	1,786

Other Assets
Other investments	90	92
Notes receivable	80	81
Regulatory assets	56	64
Prepaid benefit costs and due from affiliate	391	367
Other	12	17

	629	621

Total Assets	$2,955	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30, 2005	December 31,
(in Millions)	(Unaudited)	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$193	$149
Dividends payable	13	13
Short-term borrowings	171	242
Current portion of long-term debt, including capital leases	40	—
Federal income, property and other taxes payable	20	38
Regulatory liabilities	—	28
Other	70	72

	507	542

Other Liabilities
Deferred income taxes	58	184
Regulatory liabilities	571	564
Unamortized investment tax credit	17	18
Accrued postretirement benefit costs	131	118
Accrued environmental costs	19	17
Other	58	57

	854	958

Long-Term debt, including capital lease obligations	745	785

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	408	350
Accumulated other comprehensive loss	(1)	(1)

	849	791

Total Liabilities and Shareholder’s Equity	$2,955	$3,076

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
	2005	2004
(in Millions)

Operating Activities
Net income (loss)	$96	$(20)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	73	81
Deferred income taxes and investment tax credit, net	(140)	22
Asset (gains) and losses, net	48	(2)
Changes in assets and liabilities:
Accounts receivable, net	76	90
Accrued unbilled revenues	135	90
Inventories	(128)	(65)
Property taxes assessed applicable to future periods	(11)	(10)
Postretirement obligation	13	11
Prepaid benefit costs and due from affiliate	(24)	(26)
Accrued gas cost recovery	6	(52)
Accounts payable	44	14
Federal income, property and other taxes payable	(18)	(18)
Other assets	18	20
Other liabilities	5	(5)

Net cash from operating activities	193	130

Investing Activities
Capital expenditures	(84)	(72)
Proceeds from sale of assets	—	5
Other	1	1

Net cash used for investing activities	(83)	(66)

Financing Activities
Redemption of long-term debt	—	(3)
Short-term borrowings, net	(71)	(23)
Dividends paid	(38)	(38)

Net cash used for financing activities	(109)	(64)

Net Increase in Cash and Cash Equivalents	1	—
Cash and Cash Equivalents at Beginning of Period	—	1

Cash and Cash Equivalents at End of Period	$1	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$45	$46
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	September 30
	2005	2004
(in Millions)

Balance – beginning of period	$350	$381
Net income (loss)	96	(20)
Common stock dividends declared	(38)	(38)

Balance – end of period	$408	$323

The following table displays other comprehensive income (loss) for the nine-month periods ended September 30:

(in Millions)	2005	2004
Net income (loss)	$96	$(20)

Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Losses arising during the period, net of taxes of $- and $(1), respectively	—	(1)

	—	(1)

Comprehensive income (loss)	$96	$(21)

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
A reconciliation of the asset retirement obligation for the 2005 nine-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$5
Accretion	—
Liabilities settled	—

Asset retirement obligations at September 30, 2005	$5

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $6 million and $7 million for the three months ended September 30, 2005 and 2004, respectively, and was approximately $19 million and $21 million for the nine months ended September 30, 2005 and 2004, respectively, and is not reflected in the following table.

In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At September 30, 2005, we recorded an $8 million regulatory liability.
The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended September 30	2005	2004	2005	2004
Service Cost	$1	$1	$3	$2
Interest Cost	4	4	6	6
Expected Return on Plan Assets	(7)	(7)	(3)	(3)
Amortization of
Net loss	1	—	2	1
Prior service cost	—	—	1	—
Net transition liability	—	—	1	2

Net Periodic Benefit Cost (Credit)	$(1)	$(2)	$10	$8

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Nine Months Ended September 30	2005	2004	2005	2004
Service Cost	$4	$4	$9	$6
Interest Cost	11	11	18	17
Expected Return on Plan Assets	(21)	(21)	(9)	(8)
Amortization of
Net loss	1	—	5	2
Prior service cost	1	1	2	—
Net transition liability	—	—	4	6

Net Periodic Benefit Cost (Credit)	$(4)	$(5)	$29	$23

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

NOTE 3 — REGULATORY MATTERS
Emergency Rules for Gas Bills
In October 2005, the MPSC established emergency billing practices in effect for gas service rendered November 1, 2005 through March 31, 2006. These emergency rules apply to retail gas customers. The rule changes 1) lengthen the period of time before a bill is due once it is transmitted to the customer; 2) prohibit shut off or late payment fees unless an actual meter read is made; 3) limit the required monthly payment on a settlement agreement; 4) increase the income level qualifying for shut-off protection and lowers the payment required to remain on shut-off protection; and 5) lessen or eliminate certain deposit requirements.
Gas Rate Case
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
The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability for any negative pension costs as determined under generally accepted accounting principles. In addition, the order provided for $25 million in rates to recover safety and training costs. There is a one-way tracking mechanism that provides for refunding the portion of the $25 million not expended on an annual basis.
The MPSC order reduced MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million and is designed to have no impact on net income.
The MPSC did not allow the recovery of approximately $25 million of merger interest costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.
The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. As a result of the order, MichCon recognized an impairment of this asset of approximately $42 million in the first quarter of 2005. This impairment had a minimal impact on DTE Energy because a valuation allowance was established for this asset at the time of the MCN acquisition in 2001. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation and the recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million. The MPSC ordered an additional $5 million charge due to a change in the allocation of historical manufactured gas plant insurance proceeds.
In July 2005, the MPSC denied MichCon’s petition for rehearing of various aspects of the final order.

Gas Cost Recovery Proceedings
2002 Plan Year - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset was subject to the 2002 GCR reconciliation process. In March 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. MichCon’s decision during 2001 to utilize storage gas resulted in a gas inventory decrement for the 2001 calendar year. For this reason, the MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor. We recorded a $26.5 million reserve in 2002 to reflect the impact of this order.
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
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15 month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million underrecovery with interest MichCon had accrued for the period ending March 31, 2005. MichCon does not expect a final order before the third quarter of 2006.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005.
The market price for natural gas has continued to increase to levels that exceed the maximum $3.00 per Mcf volatility the contingent factor matrix was designed to address. In response to this increase, on September 30, 2005 MichCon filed a petition to reopen the record in the case. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In its order issued October 6, 2005, the MPSC reopened the record in the case. On October 28, 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. This compromise factor and its implementation will allow MichCon to mitigate its projected underrecovery. The MPSC order acknowledged that charging the maximum $11.3851 would not fully recover MichCon’s cost of gas and would result in an underrecovery that will be considered as part of the 2006-2007 GCR costs.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In October 2005, we entered into a $181 million, five-year unsecured revolving credit agreement and simultaneously amended and restated our existing $244 million, five-year facility. Our aggregate availability under the combined facilities is $425 million. The new five-year credit facility increased available credit by $100 million. The five-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program.
Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l. Should we have delinquent debt obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. We are currently in compliance with our covenants.
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
During 2004, we spent $2.3 million, investigating and remediating these former MGP sites. At December 31, 2004, the reserve balance was $21.5 million, of which $4.5 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, thereby affect our financial position and cash flows. However, we anticipate the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on our results of operations.
Personal Property Taxes
MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance the MTT issued a scheduling order in a significant number of MichCon appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding has been reached with six principals in the litigation that should lead to settlement of all outstanding property tax disputes on a global basis. At an October 7, 2005 Status Conference, the MTT provided verbal approval of the form and terms of the settlement which is conditioned upon a significant percentage of taxing jurisdictions executing the settlement documents by December 9, 2005.
Other Commitments
At December 31, 2004, we entered into numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of long-term gas purchase and transportation agreements. We estimate that these commitments will be approximately $1.1 billion through 2011. We also estimate that our 2005 base level capital expenditures will be approximately $115 million. We have made certain commitments in connection with such expected capital expenditures.
Bankruptcies
We sell gas and/or gas transportation and storage services to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company
We have reviewed the accompanying condensed consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries as of September 30, 2005, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows, retained earnings and comprehensive income for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Michigan Consolidated Gas Company’s management.
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
November 8, 2005

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
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 5 for a discussion of specific non-regulatory matters.
EXHIBITS

Exhibit
Number	Description
(i) Exhibits filed herewith:

15-11	Awareness Letter of Deloitte & Touche LLP

31-19	Chief Executive Officer Section 302 Form 10-Q Certification

31-20	Chief Financial Officer Section 302 Form 10-Q Certification
(ii) Exhibits incorporated by reference:

10-17	Form of Five-Year Credit Agreement, dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10-18	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).
(iii) Exhibits furnished herewith:

32-19	Chief Executive Officer Section 906 Form 10-Q Certification

32-20	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: November 8, 2005	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description
15-11	Awareness Letter of Deloitte & Touche LLP

31-19	Chief Executive Officer Section 302 Form 10-Q Certification

31-20	Chief Financial Officer Section 302 Form 10-Q Certification

32-19	Chief Executive Officer Section 906 Form 10-Q Certification

32-20	Chief Financial Officer Section 906 Form 10-Q Certification