Form 10-K
period 2005-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2006-03-08
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act . (Check one):
Large accelerated filer ☐                               Accelerated filer ☐                               Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Energy Company.
DOCUMENTS INCORPORATED BY REFERENCE
None

Michigan Consolidated Gas Company
Annual Report on Form 10-K
Year Ended December 31, 2005

Definitions

Customer Choice	Statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of The Detroit Edison Company, MichCon and numerous non-utility subsidiaries

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., a wholly owned subsidiary of DTE Energy and indirectly the parent of MichCon

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

SFAS	Statement of Financial Accounting Standards

Units of Measurement:

Bcf	Billion cubic feet of gas

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

/d	Added to various units of measure to denote units per day

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws or their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws or their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.
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

Part I
Items 1., 1A. & 2. Business, Company Risk Factors and Properties
Description
MichCon (or the Company) is a Michigan corporation organized in 1898. MichCon is an indirect, wholly-owned subsidiary of Enterprises. MichCon is a natural gas utility subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States. MichCon serves approximately 1.3 million residential, commercial and industrial customers located in a 14,700 square mile area throughout Michigan. We also have non-regulated subsidiaries involved in the gathering and transmission of natural gas in northern Michigan.
References in this report to “we”, “us”, “our” or “Company” are to MichCon.
Revenue by Service

(in Millions)	2005	2004	2003
Gas Sales	$1,823	$1,401	$1,237
End User Transportation	134	119	135
Intermediate Transportation	56	55	51
Other	85	70	69

	$2,098	$1,645	$1,492

•	Gas Sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End User Transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate Transportation — Gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other — Includes revenues from providing appliance maintenance, facility development, gas storage and other energy-related services.
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
Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on MichCon.
Natural Gas Supply
Our gas distribution system has a planned maximum daily send-out capacity of 2.8 Bcf, with approximately 67% of the volume coming from underground storage for 2005. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity and purchased storage services. Because of our geographic diversity of supply and our pipeline transportation and storage capacity we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
We purchase natural gas supplies in the open market by contracting with producers and marketers, and we maintain a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify our natural gas supply base. We obtain our natural gas supply from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to published price indices to approximate current market prices.
Properties
We own distribution, transmission and storage properties that are located in the State of Michigan. Our distribution system includes approximately 18,000 miles of distribution mains, approximately 1,179,000 service lines and approximately 1,320,000 active meters. We own approximately 2,600 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.
We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf. These facilities are important in providing reliable and cost-effective service to our customers. Most of our distribution and transmission property is located on property owned by others and used by the company through easements, permits or licenses. Substantially all of our property is subject to the lien of a mortgage.

We are directly connected to interstate pipelines, providing access to most of the major natural gas producing regions in the Gulf Coast, Mid-Continent and Canadian regions. The company’s primary long-term transportation contracts are as follows:

	Availability (MMcf/d)	Contract expiration
Panhandle Eastern Pipeline Company	75	2009
Trunkline Gas Company	10	2009
Viking Gas Transmission Company	50	2010
TransCanada PipeLines Limited	50	2010
Great Lakes Gas Transmission L.P.	30	2011
ANR Pipeline Company	245	2011
Vector Pipeline L.P.	50	2012
We own 840 miles of transportation and gathering pipelines in the northern lower peninsula of Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 7. We also own a 2,400 horsepower compressor station located in northern Michigan.
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
In April 2005, the MPSC issued a final rate order which increased MichCon’s base rates by $61 million annually effective April 29, 2005. See Note 3.
Energy Assistance Program
Energy assistance programs funded by the federal government and the State of Michigan remain critical to MichCon’s ability to control its uncollectible accounts receivable and collections expenses. MichCon’s uncollectible accounts receivable expense is directly affected by the level of government funded assistance its qualifying customers receive. We work continuously with the State of Michigan and others to determine whether the share of funding allocated to our customers is representative of the number of low-income individuals in our service territory.

Strategy and Competition
Our strategy is to expand our role as the preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, and customer conservation due to high natural gas prices, we expect future sales volumes to remain at current levels or slightly decline. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We anticipate revenue growth through increased rates authorized by the MPSC in April 2005. See Note 3. We continue to focus on lowering our operating costs by improving operating efficiencies.
Competition in the gas business primarily involves other natural gas providers ,as well as providers of alternative fuels and energy sources. The primary focus of competition in the end user transportation market is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for our end user transportation service. In addition, some of these customers could bypass our pipeline system and have their gas delivered directly from an interstate pipeline. We compete against alternative fuel sources by providing competitive pricing and reliable service, supported by our extensive storage capacity.
Our extensive transmission pipeline system has enabled us to develop a 600 to 700 Bcf annual market for intermediate transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Mid-western interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canadian markets.
ENVIRONMENTAL MATTERS
We are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. We expect to continue recovering environmental costs through rates charged to our customers.
Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. We own, or previously owned, fourteen such former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other contaminated sites. As a result of these determinations, we have recorded liabilities related to these sites. Cleanup activities associated with these sites will be conducted over the next several years.

Item 1A. Company Risk Factors
There are various risks associated with the operations of our business. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.
Failure to successfully implement new processes and information systems could interrupt our operations. Our business depends on numerous information systems for operations and financial information and billings. DTE2 is a multi-year Company-wide initiative to improve existing processes and implement new core information systems. Failure to successfully implement new processes and new core information systems could interrupt our operations.
Weather significantly affects operations. Deviations from normal cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow.
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
Adverse changes in our credit ratings may negatively affect us. Increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs.
Regional and national economic conditions can have an unfavorable impact on us. Our business follows the economic cycles of the customers we serve. Should national or regional economic conditions decline, reduced volumes of gas we supply will result in decreased earnings and cash flow. Economic conditions in our service territory also impact our collections of accounts receivable and financial results.
Environmental laws and liability may be costly. We are subject to numerous environmental regulations. Compliance with these regulations can significantly increase capital spending and operating expenses. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. The regulatory environment is subject to significant change; therefore, we cannot predict how future issues may impact the company.
Additionally, we may become a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
Since there can be no assurances that environmental costs may be recovered through the regulatory process, our financial performance may be negatively impacted as a result of environmental matters.
The supply of natural gas may impact our financial results. If we do not have access to sufficient supplies of natural gas, our ability to provide reliable service to our customers may be affected and could impact our earnings and cash flow.

A work interruption may adversely affect us. Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. We are unable to predict the effects a work stoppage would have on our costs of operation and financial performance.
Our ability to access capital markets at attractive interest rates is important. Our ability to access capital markets is important to operate our business. Heightened concerns about the energy industry, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Changes in interest rates could increase our borrowing costs and negatively impact our financial performance.
Michigan tax reform may be costly. We are a significant taxpayer in the State of Michigan. Should the legislature change the tax laws, we could face increased taxes.
We may not be fully covered by insurance. While we have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of significant unforeseen events could impact our operations and economic losses might not be covered in full by insurance.
Terrorism could affect our business. Damage to downstream infrastructure or our own assets by terrorism would impact our operations. We have increased security as a result of past events and further security increases are possible.
EMPLOYEES
We had 2,298 employees at December 31, 2005, of which 1,501 were represented by unions. Of the represented employees, 1,062 are under three-year contracts that expire in 2007. The contracts of the remaining represented employees expire in 2008.
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
We paid cash dividends on our common stock of $50 million in 2005, 2004 and 2003.
Item 6. Selected Financial Data
Omitted per general instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7. Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of the Results of Operations discussion for MichCon is presented in accordance with General Instruction I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).
Certain losses reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy as a result of purchase accounting adjustments.
Factors impacting income: MichCon’s net income decreased $6 million in 2005 and decreased $26 million in 2004, compared to the prior year, primarily reflecting the impact of the MPSC’s April 2005 gas cost recovery and final rate orders. The MPSC final gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005.
Increase (Decrease) in Income Statement Components Compared to Prior Year

(in Millions)	2005	2004
Operating revenues	$453	$153
Cost of gas	407	160

Gross margin	46	(7)
Operation and maintenance	24	38
Depreciation, depletion and amortization	(11)	3
Taxes other than income	(6)	(4)
Asset (gains) and losses, net	50	(10)
Other (income) and deductions	—	10
Income tax provision	(5)	(18)

Net income	$(6)	$(26)

Gross margins increased $46 million in 2005 and decreased $7 million in 2004, compared to the prior year. Gross margins in 2005 were favorably affected by higher base rates as a result of the interim and final gas rate orders, and revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance during the first quarter of 2005. Operating revenues and cost of gas increased in 2005 reflecting higher gas prices which are recoverable from customers through the GCR mechanism.

(in Millions)	2005	2004	2003
Operating Revenues
Gas Sales	$1,823	$1,401	$1,237
End User Transportation	134	119	135

	1,957	1,520	1,372
Intermediate Transportation	56	55	51
Other	85	70	69

	$2,098	$1,645	$1,492

Gas Markets (Bcf)
Gas Sales	164	169	177
End User Transportation	157	145	151

	321	314	328
Intermediate Transportation	432	536	576

	753	850	904

Operation and maintenance expense increased $24 million in 2005 and $38 million in 2004. The 2005 increase is primarily due to the impact of the MPSC rate order that disallowed certain environmental expenses that had been recorded as a regulatory asset and its requirement to defer negative pension expense as a regulatory liability. For 2005, uncollectible accounts receivables expense remained consistent with 2004, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and inadequate government-sponsored assistance for low-income customers. The 2005 final rate order provided revenue for an uncollectible expense tracking mechanism to mitigate some of the effect of increasing uncollectible expense. The increase in operation and maintenance expense was partially offset by the DTE Energy parent company no longer allocating merger-related interest to MichCon effective in April 2005, as a result of the disallowance of those costs in the April 2005 final rate order. The increase was also partially offset by a decline in accruals for injuries and damages during 2005.
The 2004 period reflects higher reserves for uncollectible accounts receivable and pension and health care costs. The increase in uncollectible accounts expense reflects high past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate public assistance for low-income customers.

Asset (gains) and losses, net decreased $50 million for 2005 and increased $10 million for 2004. The decrease for 2005 was due to the disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation. In 2004, we recorded a $3 million gain from sales of a storage facility and land.
Other income and deductions remained the same for 2005 and increased $10 million for 2004. The comparisons primarily reflect a $6 million gain from the sale of our interests in a series of partnerships in 2003.
Income taxes decreased $5 million for 2005 and decreased $18 million for 2004. Income tax comparisons were primarily affected by variations in pre-tax earnings. Effective income tax rates were impacted by low level of annual pre-tax income or loss due to rate order considerations. See Note 4.
Outlook — Operating results are expected to vary as a result of factors such as regulatory proceedings, weather, changes in economic conditions, cost containment efforts and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements partially mitigated by the GCR mechanism. We believe our allowance for doubtful accounts is based on reasonable estimates. In the April 2005 final gas rate order, the MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense for the prior calendar year to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We have commodity price risk arising from market price fluctuations on gas purchase contracts and gas inventories. To limit our exposure to commodity price fluctuations, we have entered into forward contracts. Our commodity price risk is limited due to the GCR mechanism. See Notes 1 and 8.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2005 would decrease $28 million and increase $31 million, respectively.
Credit Risk
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company
We have audited the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows, and retained earnings and comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in connection with the required adoption of a new accounting principle, in 2005 the Company changed its method of accounting for asset retirement obligations.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 7, 2006

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31
(in Millions)	2005	2004	2003
Operating Revenues	$2,098	$1,645	$1,492

Operating Expenses
Cost of gas	1,455	1,048	888
Operation and maintenance	411	387	349
Depreciation, depletion and amortization	97	108	105
Taxes other than income	42	48	52
Asset (gains) and losses, net (Note 12)	48	(2)	8

	2,053	1,589	1,402

Operating Income	45	56	90

Other (Income) and Deductions
Interest expense	57	57	57
Interest income	(10)	(9)	(10)
Other income	(4)	(5)	(13)
Other expenses	3	3	2

	46	46	36

Income (Loss) Before Income Taxes	(1)	10	54

Income Tax Provision (Benefit) (Note 4)	(14)	(9)	9

Net Income	$13	$19	$45

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31
(in Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$7	$—
Accounts receivable
Customer (less allowance for doubtful accounts of $78 and $71, respectively)	322	184
Accrued unbilled revenues	230	167
Other	79	82
Accrued gas cost recovery revenue	42	55
Inventories
Gas	119	89
Material and supplies	16	15
Gas customer choice deferred asset	65	56
Other	30	21

	910	669

Property, Plant and Equipment	3,252	3,195
Less accumulated depreciation, depletion and amortization (Note 2)	(1,468)	(1,409)

	1,784	1,786

Other Assets
Other investments	90	92
Notes receivable	80	81
Regulatory assets (Note 3)	65	64
Prepaid benefit costs and due from affiliate	399	367
Other	15	17

	649	621

	$3,343	$3,076

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$246	$149
Dividends payable (Note 11)	13	13
Short-term borrowings	439	242
Current portion of long-term debt, including capital leases	40	—
Federal income, property and other taxes payable	24	38
Regulatory liabilities	—	28
Other	70	72

	832	542

Other Liabilities
Deferred income taxes	191	184
Regulatory liabilities (Note 3)	490	564
Unamortized investment tax credit	17	18
Accrued postretirement benefit costs	144	118
Accrued environmental costs	29	17
Other	141	57

	1,012	958

Long-Term debt, including capital lease obligations	745	785

Commitments and Contingencies (Notes 3 and 9)
Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	313	350
Accumulated other comprehensive loss	(1)	(1)

	754	791

	$3,343	$3,076

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(in Millions)	2005	2004	2003
Operating Activities
Net income	$13	$19	$45
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	97	108	105
Deferred income taxes and investment tax credit, net	—	45	(23)
Asset (gains) and losses, net	48	(1)	2
Changes in assets and liabilities:
Accounts receivable, net	(135)	12	(48)
Accrued unbilled revenues	(63)	(50)	(1)
Inventories	(31)	27	(62)
Postretirement obligation	26	22	19
Prepaid benefit costs and due from affiliate	(32)	(34)	(41)
Accrued gas cost recovery	(16)	(36)	3
Accounts payable	83	18	27
Federal income, property and other taxes payable	(14)	24	(18)
Other assets	(16)	(10)	(20)
Other liabilities	14	(7)	28

Net cash (used for) from operating activities	(26)	137	16

Investing Activities
Capital expenditures	(114)	(112)	(98)
Proceeds from sale of assets	—	6	11
Other	—	6	(2)

Net cash used for investing activities	(114)	(100)	(89)

Financing Activities
Issuance of long-term debt	—	117	199
Redemption of long-term debt	—	(112)	(194)
Short-term borrowings, net	197	7	112
Dividends paid	(50)	(50)	(50)

Net cash from (used for) from financing activities	147	(38)	67

Net Increase (Decrease) in Cash and Cash Equivalents	7	(1)	(6)
Cash and Cash Equivalents at Beginning of Period	—	1	7

Cash and Cash Equivalents at End of Period	$7	$—	$1

Cash Paid for:
Interest paid (excluding interest capitalized)	$57	$56	$57
Income taxes paid	9	—	34
See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME

	Year Ended December 31
(in Millions)	2005	2004	2003
Balance — beginning of period	$350	$381	$398
Net income	13	19	45
Common stock dividends declared	(50)	(50)	(62)

Balance — end of period	$313	$350	$381

The following table displays other comprehensive loss:

	Year Ended December 31
(in Millions)	2005	2004	2003
Net income	$13	$19	$45
Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Losses arising during the period, net of taxes of $-, $(1), and $1, respectively	—	(1)	1

	—	(1)	1

Pension obligations, net of taxes of $-, $- and $-, respectively	—	—	1

Comprehensive income	$13	$18	$47

See Notes to Consolidated Financial Statements

Michigan Consolidated Gas Company
Notes to Consolidated Financial Statements
NOTE 1— SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure
Michigan Consolidated Gas Company (MichCon) is a public utility engaged in the purchase, storage, transmission, distribution and sale of natural gas in the State of Michigan. MichCon is subject to the accounting requirements of and rate regulation by the MPSC with respect to the distribution and intrastate transportation of natural gas. MichCon serves approximately 1.3 million residential, commercial and industrial customers throughout Michigan. MichCon’s non-regulated operations are not significant. MichCon is an indirect, wholly owned subsidiary of Enterprises.
References in this report to “we”, “us”, “our” or “Company” are to MichCon.
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
For entities that are considered variable interest entities, we apply the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. For a detailed discussion of FIN 46-R, see Note 2.
Basis of Presentation
The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
We reclassified certain prior year balances to match the current year’s financial statement presentation.
Revenues
Revenues from the transportation and storage of natural gas are recognized as services are provided. We record revenues for gas services provided but unbilled at the end of each month.
Our accrued revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism. Annual GCR proceedings before the MPSC permit MichCon to recover prudent and reasonable supply costs. Any overcollection or undercollection of costs, including interest, will be reflected in future rates.

Comprehensive Income
Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income at December 31, 2005 include unrealized gains and losses from derivatives accounted for as cash flow hedges.

	Net	Accumulated
	Unrealized	Other
	Losses on	Comprehensive
(in Millions)	Derivatives	Loss
Beginning balance	$(1)	$(1)
Current — period change	—	—

Ending balance	$(1)	$(1)

Cash Equivalents
Cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with remaining maturities of three months or less.
Inventories
We value materials and supplies at average cost.
Gas inventory is determined using the last-in, first-out (LIFO) method. At December 31, 2005, the replacement cost of gas remaining in storage exceeded the $119 million LIFO cost by $496 million. At December 31, 2004, the replacement cost of gas remaining in storage exceeded the $89 million LIFO cost by $330 million. During 2004, MichCon liquidated 5.7 Bcf of prior years’ LIFO layers. The liquidation benefited 2004 cost of gas by approximately $7 million, but had no impact on earnings as a result of the GCR mechanism.
Property, Retirement and Maintenance, and Depreciation and Depletion
Summary of property by classification as of December 31:

(in Millions)	2005	2004
Property, Plant and Equipment
Distribution	$2,098	$2,020
Storage	237	221
Other	917	954

Total	3,252	3,195

Less Accumulated Depreciation and Depletion
Distribution	(891)	(845)
Storage	(104)	(100)
Other	(473)	(464)

Total	(1,468)	(1,409)

Net Property, Plant and Equipment	$1,784	$1,786

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction. The cost of properties retired, less salvage is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.
We base depreciation provisions on straight-line and units of production rates approved by the MPSC. The composite depreciation rate was 3.2% in 2005, 3.6% in 2004, and 3.5% in 2003, respectively.
The average estimated useful life for gas distribution and transmission property was 26 years, and 30 years, respectively, at December 31, 2005.
Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
Intangible Assets, Including Software Costs
Our intangible assets consist primarily of software. We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize intangible assets on a straight-line basis over the expected period of benefit, either 15 or 30 years. The Company’s intangible assets had a weighted-average amortization of 15 years. Intangible assets amortization expense was $6 million in 2005, $10 million in 2004, and $9 million in 2003. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2005 were $100 million and $38 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2004 were $162 million and $55 million, respectively. Amortization expense of intangible assets is estimated to be $6 million annually for 2006 through 2010.
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
Insured and Uninsured Risks
Our comprehensive insurance program provides coverage for various types of risks. Our insurance policies cover risk of loss from property damage, general liability, workers’ compensation, auto liability and directors’ and officers’ liability. Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. We have an actuarially determined estimate of our incurred but not reported liability prepared annually and adjust our reserves for self-insured risks as appropriate.
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
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Consolidation of Variable Interest Entities
In January 2003, FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, was issued and requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses.
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
Medicare Act Accounting
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost, pending the issuance of specific authoritative accounting guidance by the FASB.
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
In June 2004, we adopted FSP No. 106-2, retroactive to January 1, 2004. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million and was accounted for as an actuarial gain. The effects of the subsidy reduced net postretirement costs by $5 million in 2005 and $3 million in 2004.
Asset Retirement Obligations
On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred.
On December 31, 2005, we adopted FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The accounting for FIN 47 uses the same methodology as SFAS 143. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
We believe that adoptions of SFAS No. 143 and FIN 47 result primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We will be deferring such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
As a result of adopting FIN 47 on December 31, 2005, we identified conditional retirement obligations for gas pipeline retirement costs. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations. We recorded a plant asset of $13 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation liability of $92 million. We also recorded a cumulative effect amount as a reduction to a regulatory liability of $84 million.
If we had applied FIN 47 to prior periods, we would have recorded asset retirement obligations of $91 million and $89 million as of December 31, 2004 and 2003, respectively, with an immaterial effect on earnings.
No liability has been recorded with respect to lead-based paint, as the quantities of lead-based paint are unknown. In addition, there is no incremental cost to demolitions of lead-based paint facilities vs. non-lead based paint facilities and no regulations currently exist requiring any type of special disposal of items containing lead-based paint.
A reconciliation of the asset retirement obligation for 2005 follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$5
Accretion	—
Liabilities incurred (primarily adoption of FIN 47)	92

Asset retirement obligations at December 31, 2005	$97

NOTE 3 — REGULATORY MATTERS
Regulation
We are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters.
Regulatory Assets and Liabilities
We apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some or all of its business and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued application of SFAS No. 71.

The following are the balances of the regulatory assets and liabilities as of December 31:

(in Millions)	2005	2004

Assets
Deferred environmental costs	$32	$29
Unamortized loss on reacquired debt	32	34
Accrued GCR revenue	42	55
Recoverable minimum pension liability	1	1
Recoverable uncollectibles expense	11	—

	118	119
Less amount included in current assets	(53)	(55)

	$65	$64

Liabilities
Asset removal costs	$353	$429
Refundable income taxes	125	135
Accrued GCR disallowance	—	28
Accrued pension	12	2

	490	594
Less amount included in current liabilities and other liabilities	—	(30)

	$490	$564

ASSETS
•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with former MGP sites.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Recoverable minimum pension liability — An additional minimum pension liability was recorded under generally accepted accounting principles due to the current under funded status of certain pension plans. The traditional rate setting process allows for the recovery of pension costs as measured by generally accepted accounting principles. Accordingly, the minimum pension liability associated with utility operations is recoverable. See Note 10.

•	Recoverable uncollectibles expense — Receivable for the MPSC approved uncollectible expense true-up mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization.
LIABILITIES
•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Accrued GCR disallowance — Refund resulting from an MPSC order in MichCon’s 2002 GCR plan case that required MichCon to reduce revenues in the calculation of its 2002 GCR expense.

•	Accrued pension — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.
Emergency Rules for Gas Bills
In October 2005, the MPSC established emergency billing practices in effect for gas service rendered November 1, 2005 through March 31, 2006. The rule changes:
•	lengthen the period of time before a bill is due once it is transmitted to the customer;

•	prohibit shut off or late payment fees unless an actual meter read is made;

•	limit the required monthly payment on a settlement agreement;

•	increase the income level qualifying for shut-off protection and lower the payment required to remain on shut-off protection; and

•	lessen or eliminate certain deposit requirements.
Gas Rate Case
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
The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability for any negative pension costs as determined under generally accepted accounting principles. Included as part of the base rate increase, the order provided for $25 million in rates to recover safety and training costs. There is a one-way tracking mechanism that provides for refunding the portion of the $25 million not expended on an annual basis.
The MPSC order reduced MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million and is designed to have no impact on net income.
The MPSC did not allow the recovery of approximately $25 million of merger interest costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.
The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of ninety percent of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. As a result of the order, MichCon recognized an impairment of this asset of approximately $42 million in the first quarter of 2005. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation and the recovery of certain internal labor and legal costs related to remediation of MGP sites of approximately $6 million. The MPSC ordered an additional $5 million charge due to a change in the allocation of historical MGP sites insurance proceeds.

Gas Industry Restructuring
In December 2001, the MPSC approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. The number of customers eligible to participate in the gas Customer Choice program increased over a three-year period. Effective April 2004, all of MichCon’s approximately 1.3 million customers could elect to participate in the Customer Choice program, thereby purchasing their gas from suppliers other than MichCon. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program.
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
2003 Plan Year — MichCon’s 2003 GCR reconciliation case was filed with the MPSC in February 2004. In May 2005, the MPSC issued an order in the 2003 GCR reconciliation case approving recovery of the $8 million related to the Enron bankruptcy settlement.
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15 month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. MichCon does not expect a final order before the third quarter of 2006.
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
In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In its order issued October 6, 2005, the MPSC reopened the record in the case. On October 28, 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006.
2006-2007 Plan Year — In December 2005, MichCon filed its 2006-2007 GCR plan case proposing a maximum GCR Factor of $12.15 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 — INCOME TAXES
We are part of the consolidated federal income tax return of DTE Energy. Our federal income tax expense is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense (benefit) varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2005		2004	2003

Effective federal income tax rate	(n/m	) (1)	(98.3)%	16.5%

Statutory federal income taxes at a rate of 35%	$—		$3	$19
Investment tax credit	(1)		(1)	(1)
Depreciation	(7)		(7)	(7)
Grantor Trust	—		—	(1)
Employee Stock Ownership Plan Dividends	(1)		(1)	(2)
Medicare Benefits	(2)		(1)	—
Other, net	(3)		(2)	1

Total	$(14)		$(9)	$9

(1)	Due to the amount of the pre-tax loss in 2005, the effective tax rate is not meaningful (n/m).
Components of income tax expense (benefit) were as follows:

(in Millions)	2005	2004	2003

Current federal and other income tax expense (benefit)	$(14)	$(44)	$8
Deferred federal and other income tax expense	—	35	1

Total	$(14)	$(9)	$9

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
Deferred income tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2005	2004

Property	$(97)	$(90)
Employee benefits	(65)	(65)
Other, net	(21)	(16)

	$(183)	$(171)

Deferred income tax liabilities	$(518)	$(483)
Deferred income tax assets	335	312

	$(183)	$(171)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits which are shown separately on the consolidated statement of financial position.
During 2005, the Internal Revenue Service (IRS) completed and closed its audits of MichCon as a component of the MCN Energy federal income tax returns for the years 1999 through May 31, 2001, and as a component of the DTE Energy federal income tax return for the period of June 1, 2001 through December

31, 2001. The IRS is currently conducting audits of MichCon as a component of the DTE Energy federal income tax returns for the years 2002 and 2003. The Company accrues tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. We believe that our accrued tax liabilities are adequate for all years.
NOTE 5 — LONG-TERM DEBT AND PREFERRED SECURITIES
Long-Term Debt
Our long-term debt outstanding and interest rates of debt outstanding at December 31 were:

(in Millions)	2005	2004

First Mortgage Bonds, interest payable semi-annually
7.15% series due 2006	$40	$40
7.21% series due 2007	30	30
7.06% series due 2012	40	40
8.25% series due 2014	80	80
Remarketable securities, interest payable semi-annually
6.45% series due 2038	75	75
Senior notes, interest payable semi-annually
6.125% series due 2008	200	200
5.0% series due 2019	120	120
5.7% series due 2033	200	200

	785	785
Less amount due within one year	(40)	—

Total	$745	$785

Our remarketable securities and senior notes are secured by “fall-away mortgage” debt and, as such, are secured debt as long as our other first mortgage bonds are outstanding and become senior unsecured debt thereafter.
Substantially all of our net utility property is subject to the lien of our mortgage. Should we fail to timely pay our indebtedness under the mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.
The following table shows the scheduled debt maturities and sinking fund requirements, excluding any unamortized discount or premium on debt:

						2011 and
(in millions)	2006	2007	2008	2009	2010	thereafter	Total

Amount to mature	$40	$30	$275	—	—	$440	$785

Preferred and Preference Securities — Authorized and Unissued
At December 31, 2005, we had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
NOTE 6 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In October 2005, we entered into a $181 million, five-year unsecured revolving credit agreement and simultaneously amended and restated our existing $244 million, five-year facility. Our aggregate availability under the combined facilities is $425 million. The new five-year credit facility increased available credit by $100 million. The five-year credit facilities are with a syndicate of banks and may be used for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l. Should we have delinquent debt obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. We are currently in compliance with our covenants.
At December 31, 2005, we had outstanding commercial paper of $423 million and other short-term borrowings of $16 million. At December 31, 2004, we had outstanding commercial paper of $232 million and other short-term borrowings of $10 million.
The weighted average interest rates for short-term borrowings were 4.4% and 2.4% at December 31, 2005 and 2004, respectively.
NOTE 7 — CAPITAL AND OPERATING LEASES
Lessee - We lease certain property under capital and operating lease arrangements expiring at various dates to 2024. Some leases contain renewal options.

Operating
(in Millions)	Leases

2006	$2
2007	1
2008	1
2009	1
2010	—
Thereafter	3

Total minimum lease payments	$8

Rental expense for operating leases was $2 million in 2005, $3 million in 2004 and $2 million in 2003.

Lessor — We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31, 2005 were as follows:

(in Millions)
2006	$9
2007	9
2008	9
2009	9
2010	9
Thereafter	89

Total minimum future lease receipts	134
Residual value of leased pipeline	40
Less — unearned income	(93)

Net investment in direct financing lease	81
Less — current portion	(1)

$80

NOTE 8 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149. Listed below are important SFAS No. 133 requirements:
•	Derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.

•	Accounting for changes in fair value depends on the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded to earnings.

•	Special accounting is also allowed for a derivative instrument qualifying as a hedge and designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. An offsetting loss or gain on the underlying asset, liability or firm commitment is also recorded to earnings.
Our primary market risk exposure is associated with commodity prices, credit and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure.

Commodity Price Risk
We purchase, store, transmit and distribute and sell natural gas. We have fixed-priced contracts for portions of our expected gas supply requirements through 2008. These gas supply and firm transportation contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. Our commodity price risk is limited due to the GCR mechanism. See Note 1.
Credit Risk
We are exposed to credit risk if our customers or counterparties do not comply with their contractual obligations. We maintain credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. We generally use standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty.
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

	2005		2004
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$806 million	$785 million	$834 million	$785 million
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Environmental Matters
Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. We own, or previously owned, 14 such former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, we are also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years.

In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites in excess of this reserve. We employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. As a result of these studies, we accrued an additional liability and a corresponding regulatory asset of $32 million during 1995. During 2005, we spent approximately $4 million investigating and remediating these former MGP sites. In December 2005, we retained multiple environmental consultants to estimate the projected cost to remediate each MGP site. We accrued an additional $9 million in remediation liabilities associated with two of our MGP sites, to increase the reserve balance to $33 million at December 31, 2005.
Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. However, we anticipate the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on our results of operations.
Personal Property Taxes
MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance the MTT issued a scheduling order in a significant number of MichCon appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding has been reached with six principals in the litigation and the Michigan Department of Treasury that is expected to lead to settlement of all outstanding property tax disputes on a global basis.
On December 8, 2005, executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the MTT on behalf of MichCon and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the global settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The global settlement agreement results in a pre-tax economic benefit to the company that includes the release of a litigation reserve.

Other Commitments
As of December 31, 2005, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of long-term gas purchase and transportation agreements. We estimate that these commitments will be approximately $1.7 billion through 2051. We also estimate that 2006 base level capital expenditures will be approximately $162 million. We have made certain commitments in connection with expected capital expenditures.
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
See Note 3.
NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Measurement Date
In the fourth quarter of 2004, we changed the date for actuarial measurement of our obligations for benefit programs from December 31 to November 30. We believe the one-month change of the measurement date is a preferable change as it allows time for management to plan and execute its review of the completeness and accuracy of its benefit programs results and to fully reflect the impact on its financial results. The change did not have a material effect on retained earnings as of January 1, 2004, and net income amounts for any interim period in 2004. Accordingly, all amounts reported in the following tables for balances as of December 31, 2005 and December 31, 2004 are based on measurement dates of November 30, 2005, and November 30, 2004, respectively. Amounts reported in tables for the year ended December 31, 2005 are based on a measurement date of November 30, 2004. Amounts reported in tables for the year ended December 31, 2004 are based on a measurement date of December 31, 2003. Amounts reported in tables for the year ended December 31, 2003 are based on a measurement date of December 31, 2002.

Pension Plan Benefits
We have a defined benefit retirement plan for MichCon represented employees and participate in a defined benefit retirement plan for other DTE Energy represented and nonrepresented employees. The plans are noncontributory, cover substantially all employees and provide retirement benefits to MichCon employees based on the employee’s years of benefit service, average final compensation and age at retirement. Certain nonrepresented employees are covered under cash balance benefits based on annual employer contributions and interest credits. Currently these plans meet the full funding requirements of the Internal Revenue Code. We do not anticipate making a contribution to our qualified pension plan in 2006.
MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. Accordingly, the liabilities and assets associated with this Plan are no longer reflected in the tables below, and the associated prepaid pension asset of $272 million and $246 million at December 31, 2005 and December 31, 2004, respectively, are now reflected as an amount due from affiliate. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. The annual income for 2005, 2004, and 2003 was $26 million, $27 million, and $31 million, respectively, and is not reflected in the following table.
In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At December 31, 2005, we recorded a $12 million regulatory liability.
Net pension credit includes the following components:

(in Millions)	2005	2004	2003

Service Cost	$5	$5	$4
Interest Cost	15	15	14
Expected Return on Plan Assets	(28)	(28)	(29)
Amortization of
Net loss	1	—	—
Prior service cost	1	1	2
Net transition asset	—	—	(1)

Net Pension Credit	$(6)	$(7)	$(10)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

(in Millions)	2005	2004
Accumulated Benefit Obligation — End of Period	$244	$242

Projected Benefit Obligation — Beginning of Period	$256	$247
Service Cost	5	5
Interest Cost	15	15
Actuarial Loss	14	7
Benefits Paid	(15)	(13)
Plan Amendments	—	(5)

Projected Benefit Obligation — End of Period	$275	$256

Plan Assets at Fair Value — Beginning of Period	$330	$319
Actual Return on Plan Assets	29	24
Benefits Paid	(15)	(13)

Plan Assets at Fair Value — End of Period	$344	$330

Funded Status of the Plans	$69	$74
Unrecognized
Net loss	53	41
Prior service cost	5	6

Prepaid Pension Cost	$127	$121

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2005	2004	2003
Projected Benefit Obligation
Discount rate	5.90%	6.00%	6.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Net Pension Costs
Discount rate	6.00%	6.25%	6.75%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	9.0%	9.0%	9.0%

At December 31, 2005, the benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2006	$13
2007	13
2008	14
2009	14
2010	15
2011 – 2015	82

Total	$151

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness.
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
Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2005	2004
Equity Securities	68%	69%
Debt Securities	27	26
Other	5	5

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2005 were as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

We also sponsor a defined contribution retirement savings plan for represented employees and participate in a defined contribution plan for nonrepresented employees. Participation in one of these plans is available to substantially all represented and nonrepresented employees. We match employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $5 million in 2005, 2004, and 2003.
Other Postretirement Benefits
We provide certain postretirement health care and life insurance benefits for retired employees who are eligible for these benefits. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for represented and nonrepresented employees. At the discretion of management, we may make up to a $40 million contribution to our VEBA trusts in 2006.
Net postretirement cost includes the following components:

(in Millions)	2005	2004	2003
Service Cost	$11	$8	$6
Interest Cost	24	23	20
Expected Return on Plan Assets	(12)	(11)	(14)
Amortization of
Net (gain) loss	7	2	(2)
Prior service cost	2	1	1
Net transition obligation	6	8	9

Net Postretirement Cost	$38	$31	$20

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2005	2004
Accumulated Postretirement Benefit Obligation — Beginning of Period	$419	$379
Service Cost	11	8
Interest Cost	25	23
Actuarial Loss	26	39
Benefits Paid	(22)	(15)
Plan Amendments	(6)	(15)

Accumulated Postretirement Benefit Obligation — End of Period	$453	$419

Plan Assets at Fair Value — Beginning of Period	$126	$117
Actual Return on Plan Assets	12	9
Benefits Paid	(8)	—

Plan Assets at Fair Value — End of Period	$130	$126

Funded Status of the Plans	$(323)	$(293)
Unrecognized
Net loss	133	114
Prior service cost	14	16
Net transition obligation	39	51

Accrued Postretirement Liability at Measurement Date	(137)	(112)
December Adjustments	(7)	(6)

Accrued Postretirement Liability — End of Period	$(144)	$(118)

Assumptions used in determining the projected benefit obligation and net benefit cost are listed below:

	2005	2004	2003
Projected Benefits Obligation
Discount rate	5.90%	6.00%	6.25%

Net Benefit Costs
Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on Plan assets	9.0%	9.0%	9.0%
Benefit costs were calculated assuming health care cost trend rates beginning at 9% for 2006 and decreasing to 5% in 2011 and thereafter for persons under age 65 and decreasing from 8% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $8 million and increased the accumulated benefit obligation by $57 million at December 31, 2005. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service cost and interest cost components of benefit costs by $5 million and would have decreased the accumulated benefit obligation by $48 million at December 31, 2005.

At December 31, 2005, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2006	$28
2007	28
2008	30
2009	30
2010	30
2011 – 2015	159

Total	$305

The process used in determining the long-term rate of return for assets and the investment approach for our other postretirement benefits plans is similar to those previously described for our pension plans.
Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2005	2004
Equity Securities	69%	67%
Debt Securities	31	33

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2005 were as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. As discussed in Note 2, we adopted FSP No. 106-2 in 2004, which provides guidance on the accounting for the Medicare Act. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million at January 1, 2004 and was accounted for as an actuarial gain. The effects of the subsidy reduced net periodic postretirement benefit costs by $5 million in 2005 and $3 million in 2004.

At December 31, 2005, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)
2006	$2
2007	—
2008	2
2009	2
2010	—
2011 – 2015	8

Total	$14

Grantor Trust
We maintain a Grantor Trust that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and we can revoke the trust subject to providing the MPSC with prior notification. We account for our investment at fair value with unrealized gains and losses recorded to earnings.
NOTE 11 — RELATED PARTY TRANSACTIONS
We have agreements with affiliated companies to provide transportation and storage services and for the purchase of natural gas. We have an agreement with a DTE Energy affiliate where we are charged for our use of their shared capital assets. Additionally, under a service agreement with DTE Energy, various DTE Energy affiliates, including MichCon provide corporate support services inclusive of various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, and regulatory services, which were billed to DTE Energy corporate. As these functions essentially support the entire DTE Energy Company, total administrative and general expenses billed to DTE Energy corporate by MichCon and the other affiliates, along with certain interest and financing costs were then billed to various subsidiaries of DTE Energy, including MichCon.

The following is a summary of transactions with affiliated companies:

(in Millions)	2005	2004	2003
Revenues
Transportation and storage services	$11	$8	$11
Other services	5	3	3
Costs
Gas purchases	—	5	15
Other services and interest	14	15	14
Corporate expenses and merger costs (net) (1)	93	100	106

	December 31,
(in Millions)	2005	2004
Assets
Accounts receivable	$55	$57

Liabilities & Equity
Accounts payable	16	10
Notes payable	16	9
Exchange gas payable	—	1
Dividends payable	13	13
Dividends declared	50	50
Dividends paid	50	50

(1)	As a result of an MPSC order, DTE Energy ceased billing merger costs to MichCon effective April 2005.
Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.
Under inter-company credit agreements, we had short-term notes payable to affiliated companies. Short-term excess cash or cash shortfalls are remitted to or funded by the affiliated companies. These credit arrangements involve the charge and payment of interest at rates that approximate market.
We had an exchange gas payable related to an operational balancing agreement with a DTE Energy affiliate. Under the exchange agreement, we typically borrow gas during the peak winter cycle and repay the gas during the spring and summer.
NOTE 12 — ASSET GAINS AND LOSSES
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
In 2004, we recorded a $3 million pre-tax ($2 million net of taxes) gain from sales of a storage facility and land. In 2005, we received a final rate order from the MPSC which resulted in disallowances of approximately $42 million pre-tax ($27 million net of taxes) of costs related to a computer billing system and $6 million pre-tax ($4 million net of taxes) of certain computer equipment and related depreciation.

NOTE 13 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter	Year
2005
Operating Revenues	$834	$261	$206	$797	$2,098
Operating Income (Loss)	1	(3)	(19)	66	45
Net Income (Loss)	(13)	(50)	159	(83)	13

2004
Operating Revenues	715	271	155	504	1,645
Operating Income (Loss)	93	(37)	(39)	39	56
Net Income (Loss)	70	(37)	(53)	39	19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of the disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 14. Principal Accountant Fees and Services
For the years ended December 31, 2005 and 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of MichCon’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by Deloitte during those periods.

	2005	2004
Audit fees (1)	$1,529,517	$1,304,900
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees	—	—

	$1,529,517	$1,304,900

(1)	Represents the aggregate fees billed for the audit of MichCon’s annual financial statements and for the reviews of the financial statements included in MichCon’s Quarterly Reports on Form 10-Q.

(2)	Certain audit- related and tax fees are charged to DTE Energy and are indirectly allocated to MichCon through overheads.
The above listed fees were pre-approved by the DTE Energy audit committee.
Prior to engagement, the DTE Energy audit committee pre-approves these services by category of service. The DTE Energy audit committee may delegate to the chair of the audit committee, or to one or more other designated members of the audit committee, the authority to grant pre-approvals of all permitted services or classes of these permitted services to be provided by the independent auditor up to but not exceeding a pre-defined limit. The decision of the designated member to pre-approve a permitted service will be reported to the DTE Energy audit committee at the next scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits.

Exhibit No.			Description

(i)			Exhibits filed herewith:

	10-19		MichCon Investment and Stock Ownership Plan, as amended and restated effective as of January 1, 2002.

	12-6		Computation of Ratio of Earnings to Fixed Charges.

	23-5		Consent of Deloitte & Touche LLP

	31-21		Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

	31-22		Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)			Exhibits incorporated herein by reference:

	3	(a)	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for quarter ended March 31, 1993).

	3	(b)	By-Laws (Exhibit 3-2 to Form 10-Q for quarter ended March 31, 1993).

	4	(a)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Registration Statement No. 333-63370).

	4	(b)	First Supplemental Indenture dated as of June 18, 1998, establishing Extendable Mandatory Par Put Remarketed Securities (SM) due June 30, 2038 and Resetable Mandatory Putable/Remarketable Securities, due June 30, 2038 (Exhibit 4-1 to Form 8-K dated June 18, 1998).

	4	(c)	Second Supplemental Indenture dated as of June 9, 1999, establishing 6.85% Senior Secured Insured Quarterly Notes due 2038 and 6.85% Senior Notes due 2039 (Exhibit 4-1 to Form 8-K dated June 4, 1999).

Exhibit No.		Description

4	(d)	Third Supplemental Indenture dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008 (Exhibit 4-2 to Form 10-Q for quarter ended September 30, 2001).

4	(e)	Fourth Supplemental Indenture dated as of February 15, 2003, establishing 5.70% Senior Notes, 2003 Series A due 2033 (Exhibit 4-3 to Form 10-Q for quarter ended March 31, 2003).

4	(f)	Fifth Supplemental Indenture dated as of October 1, 2004, establishing 5.00% Senior Notes, 2004 Series E due 2019 (Exhibit 4-6 to Form 10-Q for quarter ended September 31, 2004).

4	(g)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252).

4	(h)	Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Registration Statement No. 333-63370).

4	(i)	Thirtieth Supplemental Indenture dated as of September 1, 1991, creating first mortgage bonds, 9 1/2 Series due 2021 (Exhibit 4-1 to Form 8-K dated September 27, 1991).

4	(j)	Thirty-first Supplemental Indenture dated as of December 15, 1991, creating first mortgage bonds designated Secured Term Notes, Series A (Exhibit 4-1 to Form 8-K dated February 28, 1992).

4	(k)	Thirty-second Supplemental Indenture dated as of January 5, 1993, creating first mortgage bonds designated Secured Term Notes, Series B (Exhibit 4-1 to Form 10-K for year ended December 31, 1992).

4	(l)	Thirty-third Supplemental Indenture dated as of May 1, 1995, creating first mortgage bonds designated Secured Medium Term Notes, Series B (Exhibit 4-2 to Registration Statement No. 33-59093).

4	(m)	Thirty-fourth Supplemental Indenture dated as of November 1, 1996, creating first mortgage bonds designated Secured Medium Term Notes, Series C (Exhibit 4-2 to Registration Statement No. 333-16285).

4	(n)	Thirty-fifth Supplemental Indenture dated as of June 18, 1998, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Form 8-K dated June 18, 1998).

4	(o)	Thirty-sixth Supplemental Indenture dated as of August 15, 2001, creating 6 1/8% collateral bonds due 2008 (Exhibit 4-3 to Form 10-Q for quarter ended September 30, 2001).

4	(p)	Thirty-seventh Supplemental Indenture dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033 (Exhibit 4-4 to Form 10-Q for quarter ended March 31, 2003).

4	(q)	Thirty-eighth Supplemental Indenture dated as of October 1, 2004, establishing the 2004 Series E collateral bonds (Exhibit 4-5 to Form 10-Q for quarter ended September 31, 2004).

Exhibit No.			Description

	10	(a)	Form of Second Amended and Restated Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).

	99	(a)	Form of Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

(iii)			Exhibits furnished herewith:

	32-21		Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

	32-22		Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

Michigan Consolidated Gas Company
Schedule II – Valuation and Qualifying Accounts

	Year Ending December 31,
(in Millions)	2005	2004	2003
Allowance for Doubtful Accounts (shown as deduction from accounts receivable in the consolidated statement of financial position)
Balance at Beginning of Period	$71	$43	$27
Additions:
Charged to costs and expenses	64	62	39
Charged to other accounts (1)	4	4	—
Deductions (2)	(61)	(38)	(23)

Balance at End of Period	$78	$71	$43

(1)	Collection of accounts previously written off.
(2)	Non-collectible accounts written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY
(Registrant)

Date: March 7, 2006	By:	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ PETER B. OLEKSIAK

	Anthony F. Earley, Jr.		Peter B. Oleksiak
	Chairman of the Board and		Controller and Chief Accounting Officer
Chief Executive Officer

By	/s/ SANDRA KAY ENNIS	By	/s/ DAVID E. MEADOR

	Sandra Kay Ennis		David E. Meador
	Director and Corporate Secretary		Director, Executive Vice President and
Chief Financial Officer

By	/s/ BRUCE D. PETERSON

Bruce D. Peterson
Director
Date: March 7, 2006

Exhibit Index

Exhibit Number	Description

(i) Exhibits filed herewith.
10-19	Michcon Investment and Stock Ownership Plan, as amended and restated effective as of January 1, 2002.

12-6	Computation of Ratio of Earnings to Fixed Charges.

23-5	Consent of Deloitte & Touche LLP.

31-21	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-22	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(iii) Exhibits furnished herewith.
32-21	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-22	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.