Form 10-Q
period 2006-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2006-05-10
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
Commission file number 1-7310
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2006

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	5

Consolidated Statement of Financial Position	6

Consolidated Statement of Cash Flows	8

Consolidated Statement of Retained Earnings and Comprehensive Income	9

Notes to Consolidated Financial Statements	10

Item 2. Management’s Narrative Analysis of the Results of Operations	3

Item 4. Controls and Procedures	4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits	16

SIGNATURE	17
Computation of Ratio of Earnings to Fixed Charges
Chief Executive Officer Section 302 Form 10-Q Certification
Chief Financial Officer Section 302 Form 10-Q Certification
Chief Executive Officer Section 906 Form 10-Q Certification
Chief Financial Officer Section 906 Form 10-Q Certification

Definitions

Company or MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of The Detroit Edison Company, MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., a wholly owned subsidiary of DTE Energy and indirectly the parent of MichCon.

Gas storage	For MichCon, the process of injecting, storing, and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MPSC	Michigan Public Service Commission

SFAS	Statement of Financial Accounting Standards

Units of Measurement:

Bcf	Billion cubic feet of gas

Mcf	Thousand cubic feet of gas

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.
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
Certain items reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy as a result of purchase accounting adjustments.
Factors impacting income: MichCon’s net income increased $63 million. The results reflect increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and final gas rate orders, partially offset by the effects of milder winter weather in 2006.
The MPSC final gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005.
Increase (Decrease) in Income Statement Components Compared to Prior Year

(in Millions)	2006
Operating revenues	$29
Cost of gas	(3)

Gross margin	32
Operation and maintenance	—
Depreciation, depletion and amortization	(3)
Taxes other than income	2
Asset (gains) and losses, net	(48)
Other (income) and deductions	1
Income tax provision	17

Net income	$63

Gross margins increased $32 million in the first quarter of 2006 compared to the prior year. Gross margins in 2006 were favorably affected by higher base rates as a result of the April 2005 final gas rate order, and revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC, partially offset by the effects of milder winter weather in 2006 and customer conservation. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance during the first quarter of 2005.

	Quarter
	2006	2005
Gas Markets (in Millions)
Gas sales	$782	$756
End user transportation	45	45

	827	801
Intermediate transportation	15	14
Other	21	19

	$863	$834

Gas Markets (in Bcf)
Gas sales	65	82
End user transportation	44	50

	109	132
Intermediate transportation	163	134

	272	266

Operation and maintenance expense remained the same due to DTE Energy parent company no longer allocating merger-related interest to MichCon effective in April 2005 and the 2005 disallowance of certain environmental costs due to the April 2005 final gas rate order, partially offset by increased uncollectible accounts receivables expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and inadequate government-sponsored assistance for low-income customers. The 2005 final gas rate order provided revenue for an uncollectible expense tracking mechanism to mitigate some of the effect of increasing uncollectible expense.
Asset (gains) and losses, net decreased $48 million due to the 2005 disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation resulting from the April 2005 final gas rate order.
Income taxes increased $17 million primarily due to higher income, partially offset by a lower effective tax rate in 2006.
Outlook – Operating results are expected to vary as a result of factors such as regulatory proceedings, weather, changes in economic conditions, customer conservation, usage declines due to technology/efficiency, cost containment efforts and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements partially mitigated by the GCR mechanism. We believe our allowance for doubtful accounts is based on reasonable estimates. In the April 2005 final gas rate order, the MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense for the prior calendar year to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2006	2005
Operating Revenues	$863	$834

Operating Expenses
Cost of gas	624	627
Operation and maintenance	119	119
Depreciation, depletion and amortization	23	26
Taxes other than income	15	13
Asset (gains) and losses, net	—	48

	781	833

Operating Income	82	1

Other (Income) and Deductions
Interest expense	17	15
Interest income	(2)	(2)
Other income	(2)	(2)
Other expenses	1	2

	14	13

Income (Loss) Before Income Taxes	68	(12)
Income Tax Provision	18	1

Net Income (Loss)	$50	$(13)

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31, 2006	December 31,
(in Millions)	(Unaudited)	2005
ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $101 and $78, respectively)	473	322
Accrued unbilled revenues	111	230
Other	73	79
Accrued gas cost recovery revenue	1	42
Inventories
Gas	70	119
Material and supplies	15	16
Gas customer choice deferred asset	24	65
Other	47	30

	815	910

Property, Plant and Equipment	3,265	3,252
Less accumulated depreciation, depletion and amortization	(1,485)	(1,468)

	1,780	1,784

Other Assets
Other investments	92	90
Notes receivable	80	80
Regulatory assets	64	65
Prepaid benefit costs and due from affiliate	407	399
Other	9	15

	652	649

Total Assets	$3,247	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31, 2006	December 31,
(in Millions)	(Unaudited)	2005
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$197	$246
Dividends payable	12	13
Short-term borrowings	186	439
Current portion of long-term debt, including capital leases	40	40
Federal income, property and other taxes payable	57	24
Regulatory liabilities	10	—
Gas inventory equalization (Note 1)	158	—
Other	62	70

	722	832

Other Liabilities
Deferred income taxes	175	191
Regulatory liabilities	495	490
Unamortized investment tax credit	16	17
Accrued postretirement benefit costs	130	144
Accrued environmental costs	29	29
Other	143	141

	988	1,012

Long-Term debt, including capital lease obligations	745	745

Contingencies (Notes 3 and 4)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	351	313
Accumulated other comprehensive loss	(1)	(1)

	792	754

Total Liabilities and Shareholder’s Equity	$3,247	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2006	2005
Operating Activities
Net income (loss)	$50	$(13)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	23	26
Deferred income taxes and investment tax credit, net	(19)	(22)
Asset (gains) and losses, net	—	48
Changes in assets and liabilities:
Accounts receivable, net	(145)	(126)
Accrued unbilled revenues	119	33
Inventories	50	73
Postretirement obligation	(14)	5
Property taxes assessed applicable to future periods	(7)	(10)
Prepaid benefit costs and due from affiliate	(8)	(8)
Accrued gas cost recovery	51	(26)
Accounts payable	(36)	1
Gas inventory equalization	158	278
Federal income, property and other taxes payable	33	23
Other assets	38	37
Other liabilities	(1)	(3)

Net cash from operating activities	292	316

Investing Activities
Capital expenditures	(32)	(20)
Notes receivable from affiliate	—	(46)

Net cash used for investing activities	(32)	(66)

Financing Activities
Short-term borrowings, net	(254)	(237)
Dividends paid	(12)	(12)

Net cash used for financing activities	(266)	(249)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	1
Cash and Cash Equivalents at Beginning of Period	7	—

Cash and Cash Equivalents at End of Period	$1	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$21	$18
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2006	2005
Balance — beginning of period	$313	$350
Net income (loss)	50	(13)
Common stock dividends declared	(12)	(13)

Balance — end of period	$351	$324

The following table displays other comprehensive income (loss) for the three-month periods ended March 31:

(in Millions)	2006	2005
Net income (loss)	$50	$(13)

Comprehensive income (loss)	$50	$(13)

See Notes to Consolidated Financial Statements (Unaudited)

Michigan Consolidated Gas Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — GENERAL
These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.
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
Asset Retirement Obligations
We have recorded asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. We identified conditional retirement obligations for gas pipeline retirement costs. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations.
As to regulated operations, we believe that adoptions of SFAS No. 143 and FIN 47 result primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We will be deferring such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligation for the first quarter of 2006 follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$97
Accretion	2
Liabilities settled	—

Asset retirement obligations at March 31, 2006	$99

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $7 million for the three months ended March 31, 2006 and 2005 and is not reflected in the following table.

In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At March 31, 2006, we recorded a $19 million regulatory liability.
The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2006	2005	2006	2005
Service Cost	$2	$2	$4	$3
Interest Cost	4	4	6	6
Expected Return on Plan Assets	(7)	(7)	(2)	(3)
Amortization of
Net loss	—	—	2	2
Prior service cost	—	—	1	—
Net transition liability	—	—	1	2

Net Periodic Benefit Cost (Credit)	$(1)	$(1)	$12	$10

During the first quarter of 2006, we made a cash contribution of $20 million to our postretirement health care and life insurance plans.
Gas in Inventory
Gas inventory is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas of net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the weighted average cost of the LIFO pool is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Stock-Based Compensation
Effective January 1, 2006, our parent company DTE Energy adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments.
Our allocation for the first quarter of 2006 for stock-based compensation expense was immaterial. The cumulative effect of the adoption of SFAS 123(R) also had an immaterial impact on our operations and maintenance expense. We have not restated any prior periods as a result of the adoption of SFAS 123(R).

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
Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005 and review of 2005 annual safety and training-related expenditures. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses for Michcon totaled $60 million. The tracker mechanism allows MichCon to recover 90 percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon has asked to recover approximately $11 million in uncollectible expenses for 2005 pro-rated from May 2005 (when the mechanism took effect) through the end of 2005. If approved by the MPSC, the underrecovery will be recovered from customers through a monthly surcharge. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rated expenditures in base rates and recommended no refund at this time.
Gas Cost Recovery Proceedings
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. MichCon does not expect a final order before the third quarter of 2006.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005.
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
2006-2007 Plan Year – In December 2005, MichCon filed its 2006-2007 GCR plan case proposing a maximum GCR Factor of $12.15 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors, if approved by the MPSC, will allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 – CONTINGENCIES
Environmental Matters
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. We own, or previously owned, 14 such former manufactured gas plant (MGP) sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, we are also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years.
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
On December 8, 2005, executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the MTT on behalf of MichCon and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the global settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The global settlement agreement resulted in an economic benefit to MichCon in 2005 that included the release of a litigation reserve.
Income Taxes
The Internal Revenue Service is currently conducting audits of MichCon as a component of the DTE Energy federal income tax returns for the years 2002 and 2003. The Company accrues tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. We believe that our accrued tax liabilities are adequate for all years.
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
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 4 for a discussion of specific non-regulatory matters.
EXHIBITS

Exhibit
Number	Description
Filed:

12-7	Computation of Ratio of Earnings to Fixed Charges

31-23	Chief Executive Officer Section 302 Form 10-Q Certification

31-24	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-23	Chief Executive Officer Section 906 Form 10-Q Certification

32-24	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: May 10, 2006	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak
Controller and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

12-7	Computation of Ratio of Earnings to Fixed Charges
31-23	Chief Executive Officer Section 302 Form 10-Q Certification
31-24	Chief Financial Officer Section 302 Form 10-Q Certification
32-23	Chief Executive Officer Section 906 Form 10-Q Certification
32-24	Chief Financial Officer Section 906 Form 10-Q Certification