Form 10-Q
period 2006-06-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2006-08-09
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
Commission file number 1-7310
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
Yes ☐            No ☑

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2006

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	6

Consolidated Statement of Financial Position	7

Consolidated Statement of Cash Flows	9

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	10

Notes to Consolidated Financial Statements	11

Item 2. Management’s Narrative Analysis of Results of Operations	3

Item 4. Controls and Procedures	5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	17

SIGNATURE	18
Chief Executive Officer Section 302
Chief Financial Officer Section 302
Chief Executive Officer Section 906
Chief Financial Officer Section 906

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

Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for MichCon is presented in accordance with General Instruction H(2)(a) of Form 10-Q.
Certain items reflected in the accompanying consolidated financial statements have been eliminated at DTE Energy as a result of purchase accounting adjustments.
Factors impacting income: MichCon’s net loss decreased $37 million for the second quarter and net income increased $100 million in the 2006 six-month period. The results reflect effective tax rate adjustments in 2005, increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and final gas rate orders, partially offset by the effects of milder winter weather in 2006.
The MPSC final gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005.

	Three Months Ended	Six Months Ended
	June 30	June 30
Increase (Decrease) in Income Statement Components Compared to Prior Year
(in Millions)
Operating revenues	$(32)	$(3)
Cost of gas	(43)	(46)

Gross margin	11	43
Operation and maintenance	14	14
Depreciation and amortization	—	(3)
Taxes other than income	—	2
Asset (gains) and losses, net	3	(45)
Other (income) and deductions	1	2
Income tax provision	(44)	(27)

Net income (loss)	$37	$100

Gross margins increased $11 million in the 2006 second quarter and increased $43 million for the 2006 six-month period. Gross margins in 2006 were favorably affected by higher base rates as a result of the April 2005 final gas rate order, increased storage revenue and revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC, partially offset by the effects of milder winter weather in 2006 and customer conservation. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance during the first quarter of 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Gas Markets (in Millions)
Gas sales	$163	$202	$944	$958
End user transportation	27	28	72	73

	190	230	1,016	1,031
Intermediate transportation	13	11	29	26
Other	26	20	47	38

	$229	$261	$1,092	$1,095

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Gas Markets (in Bcf)
Gas sales	17	22	82	104
End user transportation	27	33	71	82

	44	55	153	186
Intermediate transportation	125	84	289	218

	169	139	442	404

Operation and maintenance expense increased $14 million in the 2006 second quarter and six-month period. The increases are due to increased uncollectible accounts receivable expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions, and inadequate government-sponsored assistance for low-income customers. We also recorded implementation costs associated with our Performance Excellence Process. Increases were partially offset by the DTE Energy parent company no longer allocating merger-related interest to MichCon effective in April 2005 and the 2005 disallowance of certain environmental costs due to the April 2005 final gas rate order. The 2005 final gas rate order provided revenue for an uncollectible expense tracking mechanism to mitigate some of the effect of increasing uncollectible expense.
Asset (gains) and losses, net decreased $45 million for the six-month period due to the 2005 disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation resulting from the April 2005 final gas rate. The 2006 second quarter and six-month period decreased $3 million as a result of a reduction to MichCon’s 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004.
Income taxes decreased $44 million and $27 million for the second quarter and six-month period of 2006, respectively, primarily due to a lower effective tax rate in 2006.
Outlook – Operating results are expected to vary due to regulatory proceedings, weather, changes in economic conditions, customer conservation and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements that are partially mitigated by the GCR mechanism. In the April 2005 final gas rate order, the MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense for the prior calendar year to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC.
We will utilize the DTE Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste, decrease our costs, while improving customer satisfaction. We anticipate accruing additional implementation charges in 2006 and 2007. MichCon seeks MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2006	2005	2006	2005
Operating Revenues	$229	$261	$1,092	$1,095

Operating Expenses
Cost of gas	88	131	712	758
Operation and maintenance	110	96	229	215
Depreciation and amortization	24	24	47	50
Taxes other than income	13	13	28	26
Asset (gains) and losses, net	3	—	3	48

	238	264	1,019	1,097

Operating Income (Loss)	(9)	(3)	73	(2)

Other (Income) and Deductions
Interest expense	15	13	32	28
Interest income	(2)	(3)	(4)	(5)
Other income	(2)	—	(4)	(2)
Other expenses	—	—	1	2

	11	10	25	23

Income (Loss) Before Income Taxes	(20)	(13)	48	(25)
Income Tax Provision (Benefit)	(7)	37	11	38

Net Income (Loss)	$(13)	$(50)	$37	$(63)

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	June 30	December 31
(in Millions)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $105 and $78, respectively)	273	552
Other	64	79
Accrued gas cost recovery revenue	—	42
Inventories
Gas	102	119
Material and supplies	16	16
Gas customer choice deferred asset	50	65
Other	20	30

	526	910

Investments	92	90

Property
Property, plant and equipment	3,294	3,252
Less accumulated depreciation	(1,506)	(1,468)

	1,788	1,784

Other Assets
Regulatory assets	98	65
Notes receivable	79	80
Prepaid benefit costs and due from affiliate	413	399
Other	13	15

	603	559

Total Assets	$3,009	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	June 30	December 31
(in Millions)	2006	2005
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$125	$246
Dividends payable	13	13
Short-term borrowings	127	439
Current portion of long-term debt, including capital leases	30	40
Federal income, property and other taxes payable	37	24
Regulatory liabilities	72	—
Gas inventory equalization (Note 1)	52	—
Other	65	70

	521	832

Other Liabilities
Deferred income taxes	185	191
Regulatory liabilities	500	490
Accrued postretirement benefit costs	136	144
Other	186	187

	1,007	1,012

Long-Term debt, (net of current portion)	715	745

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	325	313
Accumulated other comprehensive loss	(1)	(1)

	766	754

Total Liabilities and Shareholder’s Equity	$3,009	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
(in Millions)	2006	2005
Operating Activities
Net income (loss)	$37	$(63)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	47	50
Deferred income taxes and investment tax credit, net	(18)	23
Asset (gains) and losses, net	3	48
Changes in assets and liabilities:
Accounts receivable, net	294	144
Inventories	17	31
Postretirement obligation	(8)	8
Property taxes assessed applicable to future periods	2	(2)
Prepaid benefit costs and due from affiliate	(14)	(16)
Accrued gas cost recovery	115	17
Accounts payable	(111)	8
Gas inventory equalization	52	116
Federal income, property and other taxes payable	13	10
Other assets	2	28
Other liabilities	2	10

Net cash from operating activities	433	412

Investing Activities
Plant and equipment expenditures	(62)	(51)
Notes receivable from affiliate	1	(99)
Acquisitions, net of cash acquired	(1)	—
Other	—	1

Net cash used for investing activities	(62)	(149)

Financing Activities
Redemption of long-term debt	(40)	—
Short-term borrowings, net	(312)	(237)
Dividends on common stock	(25)	(25)

Net cash used for financing activities	(377)	(262)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	1
Cash and Cash Equivalents at Beginning of Period	7	—

Cash and Cash Equivalents at End of Period	$1	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$33	$28
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
			Additional		Other
(Dollars in Millions,	Common Stock		Paid in	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	10,300	$10	$432	$313	$(1)	$754

Net income	—	—	—	37	—	37
Dividends declared on common stock	—	—	—	(25)	—	(25)

Balance, June 30, 2006	10,300	$10	$432	$325	$(1)	$766

The following table displays other comprehensive income (loss) for the six-month periods ended June 30:

(in Millions)	2006	2005
Net income (loss)	$37	$(63)

Comprehensive income (loss)	$37	$(63)

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
A reconciliation of the asset retirement obligation for the 2006 six-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$97
Accretion	4

Asset retirement obligations at June 30, 2006	$101

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $5 million and $6 million for the three months ended June 30, 2006 and 2005, respectively, and was approximately $12 million and $13 million for the six months ended June 30, 2006 and 2005, respectively, and is not reflected in the following table. During the second quarter of 2006, we recorded a $1 million pension cost associated with the initial stage of our Performance Excellence Process program.

In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At June 30, 2006, we recorded a $26 million regulatory liability.
The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2006	2005	2006	2005
Service Cost	$1	$1	$3	$3
Interest Cost	4	3	7	6
Expected Return on Plan Assets	(8)	(7)	(3)	(3)
Amortization of
Net loss	—	—	3	1
Prior service cost	1	1	—	1
Net transition liability	—	—	1	1

Net Periodic Benefit Cost (Credit)	$(2)	$(2)	$11	$9

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Six Months Ended June 30	2006	2005	2006	2005
Service Cost	$3	$3	$7	$6
Interest Cost	8	7	13	12
Expected Return on Plan Assets	(15)	(14)	(5)	(6)
Amortization of
Net loss	—	—	5	3
Prior service cost	1	1	1	1
Net transition liability	—	—	2	3

Net Periodic Benefit Cost (Credit)	$(3)	$(3)	$23	$19

In 2006, we made cash contributions of $20 million to our postretirement benefit plans.
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
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Stock-Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments.

Our allocation for the first six months of 2006 for stock-based compensation expense was approximately $1 million. The cumulative effect of the adoption of SFAS 123(R) had an immaterial impact on our operation and maintenance expense. We have not restated any prior periods as a result of the adoption of SFAS 123(R).
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 – Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Additionally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 on January 1, 2007. We are currently assessing the effects of this interpretation, and have not yet determined the impact on the consolidated financial statements.
NOTE 3 — REGULATORY MATTERS
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We seek MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve. We anticipate that the Performance Excellence Process will be carried out over a two to three year period beginning in 2006. MichCon’s implementation costs are estimated to total between $55 million and $60 million.
Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005 and review of 2005 annual safety and training-related expenditures. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses for Michcon totaled $60 million. The tracker mechanism allows MichCon to recover 90 percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. It is expected that the underrecovery will be recovered from customers through a monthly surcharge. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rated expenditures in base rates and recommended no refund at this time.
Gas Cost Gas Cost Recovery Proceedings
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period,

January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. In June 2006, an MPSC ALJ issued a PFD recommending an approximately $43 million underrecovery. MichCon recorded the $3 million reduction to the 2004 underrecovery in the second quarter of 2006. An MPSC order is expected in 2006.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In its order issued October 6, 2005, the MPSC reopened the record in the case. On October 28, 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. An MPSC order is expected in 2007.
2006-2007 Plan Year – In December 2005, MichCon filed its 2006-2007 GCR plan case proposing a maximum GCR Factor of $12.15 per Mcf. In July 2006, MichCon and the parties to the case reached a settlement agreement that provides for a maximum GCR factor of $8.95 per Mcf, plus quarterly contingent GCR factors. These contingent factors will allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. An MPSC order approving the settlement is expected in 2006.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 – LONG -TERM DEBT
Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2006.

					(in Millions)
	Month
Company	Retired	Type	Interest Rate	Maturity	Amount

MichCon	May	First Mortgage Bonds	7.15%	May 2006	$40

			Total Retirements		$40

NOTE 5 – CONTINGENCIES
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
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 5 for a discussion of specific non-regulatory matters.
EXHIBITS

Exhibit
Number	Description

Filed:

31-25	Chief Executive Officer Section 302 Form 10-Q Certification

31-26	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-25	Chief Executive Officer Section 906 Form 10-Q Certification

32-26	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date: August 8, 2006	/s/ PETER B. OLEKSIAK Peter B. Oleksiak
Controller

EXHIBIT INDEX

Exhibit
Number	Description

31-25	Chief Executive Officer Section 302 Form 10-Q Certification

31-26	Chief Financial Officer Section 302 Form 10-Q Certification

32-25	Chief Executive Officer Section 906 Form 10-Q Certification

32-26	Chief Financial Officer Section 906 Form 10-Q Certification