Form 10-Q
period 2006-09-30
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2006-11-14
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
Commission file number 1-7310
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
Yes ☐      No ☑

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2006

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	7

Consolidated Statement of Financial Position	8

Consolidated Statement of Cash Flows	10

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	11

Notes to Consolidated Financial Statements	12

Item 2. Management’s Narrative Analysis of Results of Operations	3

Item 4. Controls and Procedures	6

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits	20

SIGNATURE	21
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
Factors impacting income: MichCon’s net loss increased $178 million for the 2006 third quarter and net income decreased $78 million in the 2006 nine-month period. The variances were primarily attributable to effective tax rate adjustments in 2005, increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and final gas rate orders, and the effects of milder weather in 2006.
The MPSC final gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005.

Increase (Decrease) in Income Statement Components	Three Months	Nine Months
Compared to Prior Year	Ended	Ended
(in Millions)	September 30	September 30

Operating revenues	$(39)	$(42)
Cost of gas	(44)	(90)

Gross margin	5	48
Operation and maintenance	(2)	12
Depreciation and amortization	1	(2)
Taxes other than income	4	6
Asset (gains) and losses, net	(3)	(48)
Other (income) and deductions	2	4
Income tax provision (benefit)	181	154

Net income (loss)	$(178)	$(78)

Gross margins increased $5 million during the 2006 third quarter and $48 million in the 2006 nine-month period. Compared to the third quarter of 2005, gross margins were favorably impacted by $3 million due to the effects of weather and an increase of $4 million in midstream services, including storage and transportation.
The year-to-date gross margins were favorably affected by $15 million in higher base rate revenue and an increase of $22 million in revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC in the April 2005 final gas rate order, a $17 million favorable impact in lost gas and gas in kind recovery and an increase of $16 million in midstream services including storage and transportation. Partially offsetting these increases were a $24 million decline due to warmer than normal weather and an estimated $13 million decline as a result of customer conservation efforts. Additionally, the comparability of the nine month periods is affected by an adjustment we recorded in the first quarter of 2005 related to an April 2005 MPSC order in our 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Gas Markets (in Millions)
Gas sales	$103	$147	$1,047	$1,105
End user transportation	24	24	96	97

	127	171	1,143	1,202
Intermediate transportation	15	14	44	40
Other	25	21	72	59

	$167	$206	$1,259	$1,301

Gas Markets (in Bcf)
Gas sales	11	10	93	114
End user transportation	27	34	98	116

	38	44	191	230
Intermediate transportation	77	95	284	313

	115	139	475	543

Operation and maintenance expense decreased $2 million in the 2006 third quarter and increased $12 million for the nine-month period. Compared to the third quarter of 2005, the decrease is due to a $7 million decline in uncollectible accounts receivable expense and $7 million lower corporate support allocations, partially offset by $12 million in costs associated with our Performance Excellence Process.
The year-to-date period increases are due to an $11 million increase in uncollectible accounts receivable expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions, and inadequate government-sponsored assistance for low-income customers. We also recorded $18 million in implementation costs associated with our Performance Excellence Process. Increases were offset by the DTE Energy parent company no longer allocating $9 million of merger-related interest to MichCon effective in April 2005. Additionally, the comparability of the nine month periods is affected by an adjustment we recorded in second quarter of 2005 for the disallowance of $11 million in environmental costs due to the April 2005 final gas rate order and the requirement to defer negative pension expense as a regulatory liability.
Asset (gains) and losses, net increased $3 million in the 2006 third quarter and decreased $48 million for the nine-month period. The third quarter increase is due to the sale of certain investment rights related to storage field construction. The change in nine-month period of $48 million is due to the 2005 disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation resulting from the April 2005 final gas rate order. The third quarter 2006 gain is offset by a second quarter 2006 loss of $3 million as a result of a reduction to MichCon’s 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004.
Income tax benefit decreased $181 million and income tax expense increased $154 million for the third quarter and nine-month period of 2006, respectively, primarily due to a lower effective tax rate in 2006.
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

We will utilize the DTE Energy Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2006	2005	2006	2005

Operating Revenues	$167	$206	$1,259	$1,301

Operating Expenses
Cost of gas	56	100	768	858
Operation and maintenance	91	93	320	308
Depreciation and amortization	24	23	71	73
Taxes other than income	13	9	41	35
Asset (gains) and losses, net	(3)	—	—	48

	181	225	1,200	1,322

Operating Income (Loss)	(14)	(19)	59	(21)

Other (Income) and Deductions
Interest expense	17	14	49	42
Interest income	(2)	(3)	(6)	(8)
Other income	(2)	(1)	(6)	(3)
Other expenses	—	1	1	3

	13	11	38	34

Income (Loss) Before Income Taxes	(27)	(30)	21	(55)
Income Tax Provision (Benefit)	(8)	(189)	3	(151)

Net Income (Loss)	$(19)	$159	$18	$96

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
(in Millions)	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable
Customer (less allowance for doubtful accounts of $93 and $78, respectively)	185	552
Other	84	79
Accrued gas cost recovery revenue	—	42
Inventories
Gas	197	119
Material and supplies	16	16
Gas customer choice deferred asset	96	65
Other	35	30

	614	910

Investments	92	90

Property
Property, plant and equipment	3,318	3,252
Less accumulated depreciation	(1,521)	(1,468)

	1,797	1,784

Other Assets
Regulatory assets	100	65
Intangible assets	1	1
Notes receivable	79	80
Prepaid benefit costs and due from affiliate	415	399
Other	10	14

	605	559

Total Assets	$3,108	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
(in Millions, Except Shares)	2006	2005

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$128	$246
Dividends payable	13	13
Short-term borrowings	258	439
Current portion of long-term debt, including capital leases	30	40
Federal income, property and other taxes payable	38	24
Regulatory liabilities	110	—
Other	65	70

	642	832

Other Liabilities
Deferred income taxes	186	191
Regulatory liabilities	504	490
Accrued postretirement benefit costs	141	144
Other	186	187

	1,017	1,012

Long-Term debt, (net of current portion)	715	745

Contingencies (Notes 4 and 6)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	293	313
Accumulated other comprehensive loss	(1)	(1)

	734	754

Total Liabilities and Shareholder’s Equity	$3,108	$3,343

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
(in Millions)	2006	2005

Operating Activities
Net income	$18	$96
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71	73
Deferred income taxes and investment tax credit, net	(24)	(140)
Asset (gains) and losses, net	—	48
Changes in assets and liabilities:
Accounts receivable, net	362	211
Inventories	(78)	(128)
Postretirement obligation	(3)	13
Property taxes assessed applicable to future periods	(11)	(11)
Prepaid benefit costs and due from affiliate	(16)	(24)
Accrued gas cost recovery	149	6
Accounts payable	(108)	44
Federal income, property and other taxes payable	14	(18)
Other assets	(40)	18
Other liabilities	10	5

Net cash from operating activities	344	193

Investing Activities
Plant and equipment expenditures	(95)	(84)
Acquisitions	(1)	—
Proceeds from sale of other assets	3	—
Notes receivable from affiliate	1	—
Other	—	1

Net cash used for investing activities	(92)	(83)

Financing Activities
Redemption of long-term debt	(40)	—
Short-term borrowings, net	(180)	(71)
Dividends on common stock	(38)	(38)

Net cash used for financing activities	(258)	(109)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	1
Cash and Cash Equivalents at Beginning of Period	7	—

Cash and Cash Equivalents at End of Period	$1	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$53	$45
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

					Accumulated
			Additional		Other
(Dollars in Millions,	Common Stock		Paid in	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	10,300	$10	$432	$313	$(1)	$754

Net income	—	—	—	18	—	18
Dividends declared on common stock	—	—	—	(38)	—	(38)

Balance, September 30, 2006	10,300	$10	$432	$293	$(1)	$734

The following table displays other comprehensive income for the nine-month periods ended September 30:

(in Millions)	2006	2005

Net income	$18	$96

Comprehensive income	$18	$96

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
A reconciliation of the asset retirement obligation for the 2006 nine-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$97
Accretion	5

Asset retirement obligations at September 30, 2006	$102

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its nonrepresented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $4 million and $6 million for the three months ended September 30, 2006 and 2005, respectively, and was approximately $16 million and $19 million for the nine months ended September 30, 2006 and 2005, respectively, and is not reflected in the following table. We recorded pension expense of $3 million for the three months ended September 30, 2006 and $4 million for the nine months ended September 30, 2006 associated with our Performance Excellence Process and is not reflected in the following table.

In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. As of September 30, 2006, we recorded a $33 million regulatory liability.
The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended September 30	2006	2005	2006	2005

Service Cost	$2	$1	$3	$3
Interest Cost	4	4	7	6
Expected Return on Plan Assets	(7)	(7)	(4)	(3)
Amortization of
Net loss	1	1	2	2
Prior service cost	—	—	—	1
Net transition liability	—	—	2	1
Special Termination Benefits	2	—	1	—

Net Periodic Benefit Cost (Credit)	$2	$(1)	$11	$10

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Nine Months Ended September 30	2006	2005	2006	2005

Service Cost	$5	$4	$10	$9
Interest Cost	12	11	20	18
Expected Return on Plan Assets	(22)	(21)	(9)	(9)
Amortization of
Net loss	1	1	7	5
Prior service cost	1	1	1	2
Net transition liability	—	—	4	4
Special Termination Benefits	2	—	1	—

Net Periodic Benefit Cost (Credit)	$(1)	$(4)	$34	$29

During the 2006 third quarter we recorded a $2 million pension cost and a $1 million postretirement benefit cost associated with our Performance Excellence Process. In 2006, we made cash contributions of $20 million to our postretirement benefit plans.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Stock-Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for the first nine months of 2006 for stock-based compensation expense was approximately $2 million. The cumulative effect of the adoption of SFAS 123(R) had an immaterial impact on our operation and maintenance expense. We have not restated any prior periods as a result of the adoption of SFAS 123(R).
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt SFAS 157 on January 1, 2008. We are currently assessing the effects of this statement, and have not yet determined the impact on the consolidated financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost and credits.
The requirement to recognize the funded status of a postretirement benefit plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. We plan to adopt this requirement as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We plan to adopt this requirement as of December 31, 2008. We are currently assessing the impact of this statement, and have not yet determined the impact on the consolidated financial statements.
Quantifying Misstatements
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 is effective for years ending after November 15, 2006. We plan to adopt SAB 108 as of December 31, 2006. We are currently assessing what, if any, impact SAB 108 will have on the consolidated financial statements.
NOTE 3 — RESTRUCTURING
Restructuring – Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. We have identified the Performance Excellence Process as critical to our long-term growth strategy. The overarching goal has been to become more competitive by reducing costs, eliminating waste and optimizing business processes while improving customer service. Additionally, we will need significant resources in the future to invest in maintaining the capital infrastructure and meeting compliance mandates. We began a series of focused improvement initiatives and expect that this process will be carried out over a two- to three-year period beginning in 2006.
We have incurred costs to achieve (CTA) for employee severance and other costs, consisting primarily of project management and consultant support. Our CTA is estimated to total between $55 million and $60 million. We cannot defer CTA costs at this time because a recovery mechanism has not been established.
Amounts expensed are recorded in within the operations and maintenance line in the consolidated statement of operations.
Expenses incurred in 2006 are as follows:

	Employee Severance Costs (1)		Other Costs (1)		Total Cost
	Three	Nine	Three	Nine	Three	Nine
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September	September	September	September	September	September
(in Millions)	30	30	30	30	30	30
Costs incurred:	$8	$10	$4	$8	$12	$18

(1)	Includes corporate allocations.
A liability for future CTA associated with the Performance Excellence Process has not been recognized because we have not met the recognition criteria pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

NOTE 4 — REGULATORY MATTERS
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve (CTA). We anticipate that the Performance Excellence Process will be carried out over a two-to three-year period beginning in 2006. MichCon’s implementation costs are estimated to total between $55 million and $60 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. We cannot defer CTA costs at this time because a recovery mechanism has not been established.
Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005 and review of 2005 annual safety and training-related expenditures. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses totaled $60 million. The tracker mechanism allows MichCon to recover 90 percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. It is expected that the underrecovery will be recovered from customers through a monthly surcharge. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rated expenditures in base rates and recommended no refund at this time.
Gas Cost Recovery Proceedings
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. In June 2006, an MPSC ALJ issued a PFD recommending an approximately $43 million underrecovery. MichCon recorded the $3 million reduction to the 2004 underrecovery in the second quarter of 2006. The MPSC issued an order in August 2006 authorizing MichCon to roll a $42 million net underrecovery, including interest, into its 2005 – 2006 GCR reconciliation. This order disallowed $0.3 million related to the sale of storage services and concurrent reduction in gas purchases in February and March of 2005. The MPSC also found that the Staff’s proposed accounting for the sale of the New Haven injected base gas was appropriate.

2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. An MPSC order is expected in 2007.
2006-2007 Plan Year – In December 2005, MichCon filed its 2006-2007 GCR plan case proposing a maximum GCR factor of $12.15 per Mcf. In July 2006, MichCon and the parties to the case reached a settlement agreement that provides for a maximum GCR factor of $8.95 per Mcf, plus quarterly contingent GCR factors. These contingent factors will allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. The MPSC issued an order approving the settlement in August 2006.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 5 – LONG -TERM DEBT
Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2006.

	Month				(in Millions)
Company	Retired	Type	Interest Rate	Maturity	Amount

MichCon	May	First Mortgage Bonds	7.15%	May 2006	$40

			Total Retirements		$40

NOTE 6 – CONTINGENCIES
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
Personal Property Taxes
MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions took legal action attempting to prevent the STC from implementing the new valuation tables and continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance the MTT issued a scheduling order in a significant number of MichCon appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding was reached with six principals in the litigation and the Michigan Department of Treasury that is expected to lead to settlement of all outstanding property tax disputes on a global basis.
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

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved. See Note 4 for a discussion of contingencies related to Regulatory Matters and Note 6 for a discussion of specific non-regulatory matters.
EXHIBITS

Exhibit
Number	Description

Filed:

31-27	Chief Executive Officer Section 302 Form 10-Q Certification

31-28	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-27	Chief Executive Officer Section 906 Form 10-Q Certification

32-28	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY

Date: November 14, 2006	/s/ PETER B. OLEKSIAK Peter B. Oleksiak
Controller

EXHIBIT INDEX

Exhibit
Number	Description

Filed:

31-27	Chief Executive Officer Section 302 Form 10-Q Certification

31-28	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-27	Chief Executive Officer Section 906 Form 10-Q Certification

32-28	Chief Financial Officer Section 906 Form 10-Q Certification