Form 10-K
period 2006-12-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2007-03-06
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act . (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the registrant’s 10,300,000 outstanding shares of common stock, par value $1 per share, are indirectly owned by DTE Energy Company.
DOCUMENTS INCORPORATED BY REFERENCE
None

Michigan Consolidated Gas Company
Annual Report on Form 10-K
Year Ended December 31, 2006

Definitions

Customer Choice	Statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of The Detroit Edison Company, MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., a wholly-owned subsidiary of DTE Energy and indirectly the parent of MichCon.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MGP	Manufactured Gas Plant

MichCon	Michigan Consolidated Gas Company, an indirect, wholly-owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission

SFAS	Statement of Financial Accounting Standards

Units of Measurement:

Bcf	Billion cubic feet of gas

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

/d	Added to various units of measure to denote units per day

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws or their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws or their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company.
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

Part I
Items 1., 1A. & 2. Business, Company Risk Factors and Properties
Description
MichCon is a Michigan corporation organized in 1898. MichCon is an indirect, wholly-owned subsidiary of Enterprises. MichCon is a public utility subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States. MichCon serves approximately 1.3 million residential, commercial and industrial customers located in a 14,700 square mile area throughout Michigan. We also have non-regulated subsidiaries involved in the gathering and transmission of natural gas in northern Michigan.
References in this report to “we”, “us”, “our” or “Company” are to MichCon.
Revenue is generated by providing the following major classes of service: gas sales, end user transportation, intermediate transportation and gas storage.

Revenue by Service
(in Millions)	2006	2005	2004
Gas Sales	$1,509	$1,823	$1,401
End User Transportation	135	134	119
Intermediate Transportation	64	56	55
Other	103	85	70

	$1,811	$2,098	$1,645

•	Gas sales – Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End user transportation – Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate transportation – Gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other – Includes revenues from gas storage, providing appliance maintenance, facility development and other energy-related services.
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
Natural Gas Supply
Our gas distribution system has a planned maximum daily send-out capacity of 2.8 Bcf, with approximately 71% of the volume coming from underground storage for 2006. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
We purchase natural gas supplies in the open market by contracting with producers and marketers, and we maintain a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify our natural gas supply base. We obtain our natural gas supply from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to NYMEX and published price indices to approximate current market prices.
Properties
We own distribution, transmission and storage properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,188,000 service lines and approximately 1,321,000 active meters. We own approximately 2,600 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.
We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf. These facilities are important in providing reliable and cost-effective service to our customers. In addition, we sell storage services to third parties. Most of the Company’s distribution and transmission property are located on property owned by others and used by the Company through easements, permits or licenses. Substantially all of our property is subject to the lien of a mortgage.
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
We own 840 miles of transportation and gathering pipelines in the northern lower peninsula of Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 8 of the Notes to Consolidated Financial Statements.
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
See Note 4 of the Notes to Consolidated Financial Statements.
Energy Assistance Program
Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to MichCon’s ability to control its uncollectible accounts receivable and collections expenses. MichCon’s uncollectible accounts receivable expense is directly affected by the level of government funded assistance its qualifying customers receive. We work continuously with the State of Michigan and others to determine whether the share of funding allocated to our customers is representative of the number of low-income individuals in our service territory.
Strategy and Competition
Our strategy is to be a preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, and customer conservation due to high natural gas prices, we expect future sales volumes to remain at current levels or slightly decline. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We continue to focus on lowering our operating costs by improving operating efficiencies.
Competition in the gas business primarily involves other natural gas providers, as well as providers of alternative fuels and energy sources. The primary focus of competition for end user transportation is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for our end-user transportation service. In addition, some of these customers could bypass our pipeline system and have their gas delivered directly from an interstate pipeline. We compete against alternative fuel sources by providing competitive pricing and reliable service, supported by our storage capacity.
Our extensive transmission pipeline system has enabled us to market 500 to 600 Bcf annually for intermediate transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Mid-western interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canada.
ENVIRONMENTAL MATTERS
We are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. We expect to continue recovering environmental costs through rates charged to our customers.
The following summarizes our expected significant environmental expenditures:

( in Millions)
MGP Sites	$38
Other Clean Up Sites	1

Estimated total expenditures	$39

Estimated 2007 expenditures	$4

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
Greater details on environmental issues are provided in the following Notes to Consolidated Financial Statements:

Note	Title

4	Regulatory Matters
10	Commitments and Contingencies

EMPLOYEES
We had 2,093 employees at December 31, 2006, of which 1,386 were represented by unions. Approximately 970 of our represented employees are under contracts that expire in October 2007. The contracts of the remaining represented employees expire in 2008.
Item 1A. Company Risk Factors
There are various risks associated with the operations of MichCon. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.
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
The supply of natural gas may impact our financial results. Our access to natural gas supplies is critical to ensure reliability of service to our customers
A work interruption may adversely affect us. Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. We are unable to predict the effects a work stoppage would have on our costs of operation and financial performance.
Michigan tax reform may be costly. The State of Michigan is experiencing a revenue shortfall. We are a significant taxpayer in the State of Michigan. The legislature is expected to change the tax laws in 2007, and we could face increased taxes.
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
Failure to successfully implement new processes and information systems could interrupt our operations. Our business depends on numerous information systems for operations and financial information and billings. We are in the midst of a multi-year Company-wide initiative to improve existing processes and implement new core information systems. Failure to successfully implement new processes and new core information systems could interrupt our operations.
Benefits of the Performance Excellence Process to the Company could be less than the Company has projected. In 2005, we initiated a company-wide review of our operations called the Performance Excellence Process with the overarching goal to become more competitive by reducing costs, eliminating waste and optimizing business processes while improving customer service. Actual results achieved through this process could be less than the Company’s expectations.
Item 1B. Unresolved Staff Comments
None.
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
For additional discussion on legal matters, see the following Notes to Consolidated Financial Statements:

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
We paid cash dividends on our common stock of $50 million in 2006, 2005, and 2004.
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
Factors impacting income: MichCon’s net income increased $39 million in 2006 and decreased $6 million in 2005 compared to the prior year, primarily attributable to increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and gas rate orders and the effect of milder weather in 2006.
The 2005 MPSC gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005.
Increase (Decrease) in Income Statement Components Compared to Prior Year

(in Millions)	2006	2005
Operating revenues	$(287)	$453
Cost of gas	(328)	407

Gross margin	41	46
Operation and maintenance	10	24
Depreciation and amortization	(2)	(11)
Taxes other than income	11	(6)
Asset (gains) and losses, net	(48)	50
Other (income) and deductions	5	—
Income tax provision (benefit)	26	(5)

Net income	$39	$(6)

Gross margins increased $41 million in 2006 and increased $46 million in 2005, compared to the prior years. Gross margins were favorably affected by higher base rate revenues of $15 million and $42 million in 2006 and 2005, respectively. Revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC in the April 2005 gas rate order, increased $22 million and $11 million in 2006 and 2005, respectively. Additionally, 2006 was impacted by a $17 million favorable impact in lost gas recognized and an increase of $24 million in midstream services including storage and transportation. Partially offsetting these increases were declines of $31 million due to warmer than normal weather and $26 million as a result of customer conservation and lower volumes. The comparability of 2006 to 2005 is also affected by an adjustment we recorded in the first quarter of 2005 related to an April 2005 MPSC order in our 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. Operating revenues recorded through the GCR mechanism and the cost of gas were impacted by the variations in the prices of natural gas.

(in Millions)	2006	2005	2004
Operating Revenues
Gas Sales	$1,509	$1,823	$1,401
End User Transportation	135	134	119

	1,644	1,957	1,520

Intermediate Transportation	64	56	55
Other	103	85	70

	$1,811	$2,098	$1,645

Gas Markets (Bcf)
Gas Sales	135	164	169
End User Transportation	136	157	145

	271	321	314
Intermediate Transportation	372	432	536

	643	753	850

The 2005 final rate order provided revenue for an uncollectible expense true-up mechanism (UETM) to mitigate the effect of increasing uncollectible expense. The revenue recorded related to the UETM was $33 million for 2006 and $11 million for 2005.
Operation and maintenance expense increased $10 million in 2006 and increased $24 million in 2005. The 2006 increase is due to a $14 million increase in uncollectible accounts receivable expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions, and inadequate government-sponsored assistance for low-income customers. In 2006, we recorded $24 million in implementation costs associated with our Performance Excellence Process and we recognized $9 million of lower injuries and damages expenses and lower labor and employee incentives. The comparability of 2006 to 2005 and the comparability of 2005 to 2004 was affected by an adjustment we recorded in second quarter of 2005 for the disallowance of $11 million in environmental costs due to the April 2005 final gas rate order and the requirement to defer negative pension expense as a regulatory liability. Additionally, the comparability was impacted was impacted by the DTE Energy parent company no longer allocating $9 million of merger-related interest to MichCon effective in April 2005.
Asset (gains) and losses, net increased $48 million in 2006 and decreased $50 million in 2005. The 2006 increase and the 2005 decline was due to the 2005 disallowances of approximately $42 million of costs related to a computer billing system and $6 million of certain computer equipment and related depreciation resulting from the April 2005 final rate order. In addition, the 2006 change was due to the $3 million sales of investment rights related to storage field construction which was offset by the $3 million loss as a result of a reduction to our 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004.
Income taxes expense increased $26 million for 2006 and income tax benefit decreased $5 million in 2005 primarily due to a higher effective tax rate in 2006. Effective income tax rates were impacted by low levels of annual pre-tax income or loss due to rate order considerations in prior years. See Note 5.
Other income and deductions increased $5 million in 2006 due primarily to higher interest expense on short-term borrowings.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We have commodity price risk arising from market price fluctuations. We have risks in conjunction with the anticipated purchases of natural gas to meet our service obligations. Further, changes in the price of natural gas can impact the valuation of lost gas, storage sales revenue and uncollectible expenses.
To limit our exposure to commodity price fluctuations, we have applied various approaches to manage this risk. The approaches include forward energy, capacity, storage and futures contracts, as well as regulatory rate-recovery mechanisms. Regulatory rate-recovery occurs in the form of the GCR mechanism (see Note 1 of the Notes to Consolidated Financial Statements).
Credit Risk
Bankruptcies
We sell gas and gas transportation and storage services to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
Other
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2006 would decrease $26 million and increase $29 million, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Michigan Consolidated Gas Company
We have audited the consolidated statement of financial position of Michigan Consolidated Gas Company and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan Consolidated Gas Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in connection with the required adoption of new accounting principles, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans and share based payments. As discussed in Note 1 to the consolidated financial statements, in connection with the required adoption of a new accounting principle, in 2005 the Company changed its method of accounting for asset retirement obligations.
/s/ DELOITTE & TOUCHE
Detroit, Michigan
March 1, 2007

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31
(in Millions)	2006	2005	2004
Operating Revenues	$1,811	$2,098	$1,645

Operating Expenses
Cost of gas	1,127	1,455	1,048
Operation and maintenance	421	411	387
Depreciation and amortization	95	97	108
Taxes other than income	53	42	48
Asset (gains) and losses, net	—	48	(2)

	1,696	2,053	1,589

Operating Income	115	45	56

Other (Income) and Deductions
Interest expense	67	57	57
Interest income	(12)	(10)	(9)
Other income	(8)	(4)	(5)
Other expenses	4	3	3

	51	46	46

Income (Loss) Before Income Taxes	64	(1)	10

Income Tax Provision (Benefit) (Note 5)	12	(14)	(9)

Net Income	$52	$13	$19

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31
(in Millions)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1	$7
Accounts receivable (less allowance for doubtful accounts of $96 and $78, respectively)
Customer	364	552
Other	101	79
Accrued gas cost recovery revenue	—	42
Inventories
Gas	77	119
Material and supplies	17	16
Gas customer choice deferred asset	101	65
Other	37	30

	698	910

Investments	94	90

Property
Property, plant and equipment	3,391	3,252
Less accumulated depreciation (Note 1)	(1,539)	(1,468)

	1,852	1,784

Other Assets
Regulatory assets (Note 4)	362	65
Notes receivable	79	80
Prepaid benefit costs and due from affiliate	365	399
Other	20	15

	826	559

Total Assets	$3,470	$3,343

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$211	$246
Dividends payable (Note 12)	13	13
Short-term borrowings	342	439
Current portion of long-term debt	30	40
Federal income, property and other taxes payable	14	24
Accrued gas cost recovery refund	81	—
Other	74	70

	765	832

Other Liabilities
Deferred income taxes	181	191
Regulatory liabilities (Note 4)	510	490
Accrued postretirement benefit costs	347	144
Other	196	187

	1,234	1,012

Long-Term debt, (net of current portion) (Note 6)	715	745

Commitments and Contingencies (Notes 4 and 10)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	315	313
Accumulated other comprehensive loss	(1)	(1)

	756	754

Total Liabilities and Shareholder’s Equity	$3,470	$3,343

See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(in Millions)	2006	2005	2004
Operating Activities
Net income	$52	$13	$19
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95	97	108
Deferred income taxes and investment tax credits, net	(35)	—	45
Asset (gains) and losses, net	—	48	(1)
Changes in assets and liabilities:
Accounts receivable, net	166	(198)	(38)
Inventories	41	(31)	27
Postretirement obligation	203	26	22
Prepaid benefit costs and due from affiliate	34	(32)	(34)
Recoverable pension and postretirement costs	(259)	—	—
Accrued gas cost recovery	120	(16)	(36)
Accounts payable	(43)	83	18
Federal income, property and other taxes payable	(10)	(14)	24
Other assets	(68)	(16)	(10)
Other liabilities	38	14	(7)

Net cash (used for) from operating activities	334	(26)	137

Investing Activities
Plant and equipment expenditures	(154)	(114)	(112)
Acquisitions, net of cash acquired	(3)	—	—
Proceeds from sale of assets	3	—	6
Other	1	—	6

Net cash used for investing activities	(153)	(114)	(100)

Financing Activities
Issuance of long-term debt	—	—	117
Redemption of long-term debt	(40)	—	(112)
Short-term borrowings, net	(97)	197	7
Dividends on Common Stock	(50)	(50)	(50)

Net cash from (used for) from financing activities	(187)	147	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	7	(1)
Cash and Cash Equivalents at Beginning of Period	7	—	1

Cash and Cash Equivalents at End of Period	$1	$7	$—

Cash Paid for:
Interest (excluding interest capitalized)	$66	$57	$56
Income taxes	49	9	—
See Notes to Consolidated Financial Statements

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
(Dollars in Millions,	Common Stock		Paid in	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2003	10,300	$10	$432	$381	$—	$823

Net income	—	—	—	19	—	19
Dividends declared on Common stock	—	—	—	(50)	—	(50)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	(1)	(1)

Balance, December 31, 2004	10,300	10	432	350	(1)	791

Net income	—	—	—	13	—	13
Dividends declared on Common stock	—	—	—	(50)	—	(50)

Balance, December 31, 2005	10,300	10	432	313	(1)	754

Net income	—	—	—	52	—	52
Dividends declared on Common stock	—	—	—	(50)	—	(50)

Balance, December 31, 2006	10,300	$10	$432	$315	$(1)	$756

The following table displays comprehensive income (loss):

(in Millions)	2006	2005	2004
Net income	$52	$13	$19

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives:
Losses arising during the period, net of taxes of $- $- and $(1)	—	—	(1)

Comprehensive income	$52	$13	$18

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
Our accrued revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism and certain other transactions that may create revenue refund obligations to GCR customers. MichCon presents its revenue net of any revenue refund obligations to GCR customers. Annual GCR proceedings before the MPSC permit MichCon to recover prudent and reasonable supply costs. Any over collection or under collection of costs, including interest, will be reflected in future rates. See Note 4.

Comprehensive Income
Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income (loss) at December 31, 2006 include unrealized gains and losses from derivatives accounted for as cash flow hedges.

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
Gas inventory is determined using the last-in, first-out (LIFO) method. At December 31, 2006, the replacement cost of gas remaining in storage exceeded the $77 million LIFO cost by $236 million. During 2006, MichCon liquidated 5.1 billion cubic feet of prior years’ LIFO layers. The liquidation reduced 2006 cost of gas by approximately $1 million, but had no impact on earnings as a result of the GCR mechanism. At December 31, 2005, the replacement cost of gas remaining in storage exceeded the $119 million LIFO cost by $496 million. During 2004, MichCon liquidated 5.7 billion cubic feet of prior years’ LIFO layers. The liquidation reduced 2004 cost of gas by approximately $7 million, but had no impact on earnings as a result of the GCR mechanism.

Property, Retirement and Maintenance, and Depreciation and Depletion
Summary of property by classification as of December 31:

(in Millions)	2006	2005
Property, Plant and Equipment
Distribution	$2,175	$2,098
Storage	245	237
Other	971	917

Total	3,391	3,252

Less Accumulated Depreciation
Distribution	(926)	(891)
Storage	(108)	(104)
Other	(505)	(473)

Total	(1,539)	(1,468)

Net Property, Plant and Equipment	$1,852	$1,784

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction. The cost of properties retired, less salvage value, is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.
We base depreciation provisions on straight-line and units of production rates approved by the MPSC. The composite depreciation rate was 2.8% in 2006, 3.2% in 2005, and 3.6% in 2004.
The average estimated useful life for gas distribution and transmission property was 37 years and 40 years, respectively, at December 31, 2006.
Intangible assets relating to capitalized software are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation on the Consolidated Statement of Financial Position. We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize intangible assets on a straight-line basis over the expected period of benefit, primarily 15 years. Intangible assets amortization expense was $6 million in 2006, $6 million in 2005 and $10 million in 2004. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2006 were $105 million and $44 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2005 were $100 million and $38 million, respectively. Amortization expense of intangible assets is estimated to be $6 million annually for 2007 through 2011.
Asset Retirement Obligations
We have recorded asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. We have conditional retirement obligations for gas pipeline retirement costs. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations.

The adoptions of SFAS No. 143 and FIN 47 resulted primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We defer such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
The result of adopting FIN 47 on December 31, 2005, we recorded a plant asset of $13 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation liability of $92 million. We also recorded a cumulative effect amount as a reduction to a regulatory liability of $84 million.
No liability has been recorded with respect to lead-based paint, as the quantities of lead-based paint in our facilities are unknown. In addition, there is no incremental cost to demolitions of lead-based paint facilities vs. non-lead based paint facilities and no regulations currently exist requiring any type of special disposal of items containing lead-based paint.
A reconciliation of the asset retirement obligation for 2006 follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$97
Accretion	6

Asset retirement obligations at December 31, 2006	$103

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

Investments in Debt and Equity Securities
We generally classify investments in debt and equity securities as trading and have recorded such investments at market value with unrealized gains or losses included in earnings. Our investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value.
Asset (Gains) and Losses, net
In 2006, we sold certain investment rights related to storage field construction for a $3 million pre-tax gain. This gain was offset by a $3 million pre-tax loss as a result of a reduction to MichCon’s 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004. In 2005, we received a final rate order from the MPSC which resulted in disallowances of approximately $42 million pre-tax of costs related to a computer billing system and $6 million pre-tax of certain computer equipment and related depreciation. In 2004, we recorded a $3 million gain from sales of a storage facility and land.
See the following notes for other accounting policies impacting our financial statements:

Note	Title

2	New Accounting Pronouncements
4	Regulatory Matters
5	Income Taxes
9	Financial and Other Derivative Instruments
11	Retirement Benefits and Trusteed Assets
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 – Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Additionally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 effective January 1, 2007. We do not expect the adoption to have a material impact to the January 1, 2007 balance of Retained earnings.
Fair Value Accounting
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair-value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined the impact on the consolidated financial statements.

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
The requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements was effective for fiscal years ending after December 15, 2006, and we adopted this portion of the standard on December 31, 2006. We requested and received agreement from the MPSC to record the additional liability amounts on the balance sheet as a regulatory asset.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. We currently use a November 30 measurement date. We have not yet determined which of the available transition measurement options we will use.
See Note 11.
Quantifying Misstatements
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concluded in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. We adopted this SAB effective December 31, 2006. Based on our assessment, we identified no errors that would require an adjustment to current or prior financial statements; therefore, the adoption of SAB 108 had no financial statement impact.
Stock Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for 2006 for stock-based compensation expense was approximately $2 million. The cumulative effect of the adoption of SFAS 123(R) had an immaterial impact on our operation and maintenance expense. We have not restated any prior periods as a result of the adoption of SFAS 123(R).

NOTE 3 – RESTRUCTURING
Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. We began a series of focused improvement initiatives and expect this process will be carried out over a two-to three- year period beginning in 2005.
We have incurred CTA for employee severance and other costs, consisting primarily of project management and consultant support. We cannot defer CTA costs at this time because a recovery mechanism has not been established.
Amounts expensed are recorded within the Operations and maintenance line in the Consolidated Statement of Operations.
Expenses incurred in 2006 are as follows:

	Employee
	Severance
(in Millions)	Costs (1)	Other Costs (1)	Total Costs
Costs incurred:	$17	$7	$24

(1)	Includes corporate allocations
A liability for future CTA associated with the Performance Excellence Process has not been recognized because we have not met the recognition criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
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
The following are the balances of the regulatory assets and liabilities as of December 31:

(in Millions)	2006	2005
Assets
Deferred environmental costs	$38	$32
Unamortized loss on reacquired debt	30	32
Accrued GCR revenue	—	42
Recoverable pension and postretirement costs	260	1
Recoverable uncollectibles expense	45	11

	373	118
Less amount included in current assets	(11)	(53)

	$362	$65

Liabilities
Asset removal costs	$354	$353
Refundable income taxes	114	125
Accrued GCR refund	81	—
Safety and training cost refund	3	—
Accrued pension	39	12

	591	490
Less amount included in current liabilities and other liabilities	(81)	—

	$510	$490

ASSETS
•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with former MGP sites.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Recoverable pension and postretirement costs — The traditional rate setting process allows for the recovery of pension and postretirement costs as measured by generally accepted accounting principles. In 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined benefit Pension and Other Postretirement Plans. See Note 11.

•	Recoverable uncollectibles expense — Receivable for the MPSC approved uncollectible expense true-up mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization. Of the total amount deferred, $11 million represents 2005 expenses and is expected to be recovered during 2007. The remainder relates to 2006 expense, the recovery period of which will be determined upon receipt of an MPSC order.
LIABILITIES
•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Safety and training cost refund — The MPSC ordered the refund of unspent costs which were included in the Company’s rate structure.

•	Accrued pension — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. We anticipate that the Performance Excellence Process will be carried out over a two- to three-year period beginning in 2006. MichCon’s CTA is estimated to total between $55 million and $60 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
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
Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses totaled $60 million. The tracker mechanism allows MichCon to recover ninety percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. In December 2006, the MPSC issued an order authorizing MichCon to implement the Uncollectible Expense True-up Mechanism (UETM) monthly surcharge for service rendered on and after January 1, 2007.
As part of the March 2006 application with the MPSC, MichCon filed a review of the 2005 annual safety and training - related expenditures. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rata amounts included in base rates and based on the under-recovered position, recommended no refund at this time. In the December 2006 order, the MPSC also approved MichCon’s 2005 safety and training report. As of December 31, 2006, MichCon is in a $3 million over-recovery position for safety and training costs.
Gas Cost Recovery Proceedings
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. In June 2006, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) recommending an approximately $43 million under-recovery. MichCon recorded the $3 million reduction to the 2004 underrecovery in the second quarter of 2006. The MPSC issued an order in August 2006 authorizing MichCon to roll a $42 million net underrecovery, including interest, into its 2005 – 2006 GCR reconciliation. This order disallowed $0.3 million related to the sale of storage services and concurrent reduction in gas purchases in February and March of 2005. The MPSC also found that the Staff’s proposed accounting for the sale of the New Haven injected base gas was appropriate.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. MPSC Staff and other interveners filed testimony regarding the reconciliation in December 2006 in which they recommended disallowances related to MichCon’s implementation of its dollar cost averaging fixed price program and its use of fixed basis in contracting purchases. In January 2007, MichCon filed testimony rebutting these recommendations. The 2005-2006 GCR plan case is in the early stages of the regulatory review and approval process and the final resolution is uncertain. Based on available information, MichCon is unable to assess the range of a reasonably possible loss related to the proposed disallowances. An MPSC order is expected in 2007.
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
2007-2008 Plan Year / Native Base Gas Sale Consolidated – In August 2006, MichCon filed an application with the MPSC requesting permission to sell native base gas that would become accessible with storage facilities upgrades. MichCon’s` estimated sale of this base gas would be worth $34 million. In December 2006, the administrative law judge in the case approved a motion made by the Residential Ratepayer Consortium to consolidate this case with MichCon’s 2007-2008 GCR plan case. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. An MPSC Order in the consolidated cases is expected by the end of 2007.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 5 — INCOME TAXES
We are part of the consolidated federal income tax return of DTE Energy. Our federal income tax expense is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy. We have an income tax payable of $4 million at December 31, 2006 and $5 million at December 31, 2005 due to DTE Energy.
Total income tax expense (benefit) varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2006	2005	2004
Income tax expense at 35% statutory rate	$22	$—	$3

Investment tax credit	(1)	(1)	(1)
Depreciation	(7)	(7)	(7)
Employee Stock Ownership Plan Dividends	(1)	(1)	(1)
Medicare Benefits	(1)	(2)	(1)
Other, net	—	(3)	(2)

Total	$12	$(14)	$(9)

Effective federal income tax rate	18.8%	(n/m)(1)%	(98.3)%

(1)	– Due to the amount of the pre-tax loss in 2005, the effective tax rate in not meaningful (n/m).
Components of income tax expense (benefit) were as follows:

(in Millions)	2006	2005	2004
Current federal and other income tax expense (benefit)	$47	$(14)	$(44)
Deferred federal and other income tax expense	(35)	—	35

Total	$12	$(14)	$(9)

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
Deferred income tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2006	2005
Property, plant and equipment	$(107)	$(97)
Employee benefits	(85)	(82)
Other Comprehensive Income (OCI)	1	1
Other, net	31	(5)

	$(160)	$(183)

Deferred income tax liabilities	$(553)	$(518)
Deferred income tax assets	393	335

	$(160)	$(183)

Current deferred income tax assets (included in Current Assets – Other)	$21	8
Long term deferred income tax liabilities	(181)	(191)

	(160)	(183)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits which are shown separately on the Consolidated Statement of Financial Position.
In January 2007, we signed an agreement with the Internal Revenue Service acknowledging our acceptance of the results of the 2002 and 2003 audits of MichCon as a component of the DTE Energy federal income tax returns. We accrue tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. We believe that our accrued tax liabilities are adequate for all years. See Note 2 for information regarding the planned January 1, 2007 adoption of FIN 48.
NOTE 6 – LONG-TERM DEBT AND PREFERRED SECURITIES
Long-Term Debt
Our long-term debt outstanding and interest rates of debt outstanding at December 31 were:

(in Millions)	2006	2005
First Mortgage Bonds, interest payable semi-annually
7.15% series due 2006	$—	$40
7.21% series due 2007	30	30
7.06% series due 2012	40	40
8.25% series due 2014	80	80
Remarketable securities, interest payable semi-annually
6.45% series due 2038	75	75
Senior notes, interest payable semi-annually
6.125% series due 2008	200	200
5.0% series due 2019	120	120
5.7% series due 2033	200	200

	745	785
Less amount due within one year	(30)	(40)

Total	$715	$745

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
The following table shows the scheduled debt maturities and sinking fund requirements, excluding any unamortized discount or premium on debt:

						2012 and
(in Millions)	2007	2008	2009	2010	2011	thereafter	Total

Amount to mature	$30	$275	—	—	—	$440	$745
The following debt was retired, through optional redemption or payment at maturity, during 2006.

					(in Millions)
	Month
Company	Retired	Type	Interest Rate	Maturity	Amount

MichCon	May	First Mortgage Bonds	7.15%	May 2006	$40

Preferred and Preference Securities – Authorized and Unissued
At December 31, 2006, we had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
NOTE 7 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In October 2005, we entered into a $181 million, five-year unsecured revolving credit agreement and simultaneously amended our existing $244 million, five-year facility entered into in October 2004. Our aggregate availability under the combined facilities is $425 million. The five-year credit facilities are with a syndicate of banks and may be used for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l. Should we have delinquent debt obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements.
Effective December 31, 2006, the credit agreements were amended to, among other things, exclude MichCon’s short-term debt from the debt/capital ratio in the first, third and fourth quarter reporting periods, exclude the effects of SFAS No. 158 in the compliance calculation, and exclude un-drawn letters of credit and guarantees (except for guaranteed debt of non-consolidated third parties) from the debt calculations under these credit agreements.
MichCon is currently in compliance with its covenants.
At December 31, 2006, we had outstanding commercial paper of $330 million and other short-term borrowings of $12 million. At December 31, 2005, we had outstanding commercial paper of $423 million and other short-term borrowings of $16 million.
The weighted average interest rates for short-term borrowings were 5.4% and 4.4% at December 31, 2006 and 2005, respectively.
NOTE 8 – CAPITAL AND OPERATING LEASES
Lessee - We lease certain property under capital and operating lease arrangements expiring at various dates to 2024. Some leases contain renewal options.

Operating
(in Millions)	Leases
2007	1
2008	1
2009	1
2010	1
2011	1
Thereafter	—

Total minimum lease payments	$5

Rental expense for operating leases was $1 million in 2006, $2 million in 2005 and $3 million in 2004.
Lessor – We lease a portion of our pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years.
The components of the net investment in the capital lease at December 31, 2006 were as follows:

(in Millions)
2007	9
2008	9
2009	9
2010	9
2011	9
Thereafter	80

Total minimum future lease receipts	125
Residual value of leased pipeline	40
Less — unearned income	(86)

Net investment in direct financing lease	79
Less — current portion	(1)

$78

NOTE 9 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Listed below are important SFAS No. 133 requirements:
•	Derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.

•	Accounting for changes in fair value depends on the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for derivative instruments that qualify as a hedge and are designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded to earnings.

•	Special accounting is also allowed for derivative instruments that qualify as a hedge and are designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. An offsetting loss or gain on the underlying asset, liability or firm commitment is also recorded to earnings.
Our primary market risk exposure is associated with commodity prices, credit and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure.
Commodity Price Risk
We have fixed-priced contracts for portions of its expected gas supply requirements through 2010. We may also sell forward storage and transportation capacity contracts. These gas supply, firm transportation and storage contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. Our commodity price risk is limited due to the GCR mechanism. See Note 1.
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

	2006		2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$ 747 million	$ 745 million	$ 806 million	$ 785 million

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites in excess of this reserve. As a result of a study completed in 1995, we accrued an additional liability and a corresponding regulatory asset of $32 million. During 2006 we spent approximately $2 million investigating and remediating these former MGP sites. In December 2006 we retained multiple environmental consultants to estimate the projected cost to remediate each MGP site. We accrued an additional $7 million in remediation liabilities associated with former MGP holders and additional cleanup cost, to increase the reserve balance to $39 million at December 31, 2006, with a corresponding increase in the regulatory asset.
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
In December 2005, a settlement agreement was reached and executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the Michigan Tax Tribunal on behalf of Detroit Edison, MichCon and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The settlement agreement resulted in a pre-tax economic benefit to MichCon in 2005 that included the release of a litigation reserve.
Labor Contracts
There are several bargaining units for our represented employees. Approximately 970 of our represented employees are under contracts that expire in October 2007. The contracts of the remaining represented employees expire in 2008.

Other Commitments
As of December 31, 2006, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of long-term gas purchase and transportation agreements. We estimate that these commitments will be approximately $1.5 billion through 2051. We also estimate that 2007 base level capital expenditures will be approximately $215 million. We have made certain commitments in connection with expected capital expenditures.
Bankruptcies
We sell gas and gas transportation and storage services to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
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
See Note 4.
NOTE 11- RETIREMENT BENEFITS AND TRUSTEED ASSETS
Adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost and credits.
The requirement to recognize the funded status of a postretirement benefit plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. We adopted this requirement as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We plan to adopt this requirement as of December 31, 2008.

MichCon received approval from the MPSC to record the charge related to the additional liability as a miscellaneous deferred debit in the regulatory asset line on the consolidated statement of financial position since the traditional rate setting process allows for the recovery of pension and other postretirement plan costs. Retrospective application of the changes required by SFAS No. 158 is prohibited; therefore certain disclosures below are not comparable.
Measurement Date
In the fourth quarter of 2004, we changed the date for actuarial measurement of our obligations for benefit programs from December 31 to November 30. We believe the one-month change of the measurement date is a preferable change as it allows time for management to plan and execute its review of the completeness and accuracy of its benefit programs results and to fully reflect the impact on its financial results. The change did not have a material effect on retained earnings as of January 1, 2004, and net income amounts for any interim period in 2004. Accordingly, all amounts reported in the following tables for balances as of December 31 are based on a November 30 measurement date. Amounts reported in tables for the year ended December 31, 2006 are based on a measurement date of November 30, 2005. Amounts reported in tables for the year ended December 31, 2005 are based on a measurement date of November 30, 2004. Amounts reported in tables for the year ended December 31, 2004 are based on a measurement date of December 31, 2003.
Pension Plan Benefits
We sponsor a defined benefit retirement plan for MichCon represented employees (the “MichCon Plan”). The plan is noncontributory, covers substantially all employees and provides retirement benefits to MichCon employees based on the employee’s years of benefit service, average final compensation and age at retirement. Currently this plan meets the full funding requirements of the Internal Revenue Code. We did not make a contribution to the MichCon Plan in 2006.
MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its represented and nonrepresented employees, the DTE Energy Company Retirement Plan (“DTE Plan”). The DTE Plan is noncontributory, covers substantially all employees not covered by the MichCon Plan and provides traditional retirement benefits to employees based on the employee’s years of benefit service, average final compensation and age at retirement. In addition, certain nonrepresented employees are covered under a cash balance provision that bases benefits on annual employer contributions and interest credits. Currently the DTE Plan meets the full funding requirements of the Internal Revenue Code. The DTE Plan is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. Accordingly, the liabilities and assets associated with the DTE Plan are no longer reflected in the tables below, and the associated prepaid pension asset of $294 million and $272 million at December 31, 2006 and December 31, 2005, respectively, are now reflected as an amount due from affiliate. We are allocated income or expense each year as a result of our participation in the DTE Plan. The annual income for 2006, 2005, and 2004 was $22 million, $26 million, and $27 million, respectively, and is not reflected in the following table.
In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At December 31, 2006, we recorded a $27 million regulatory liability. At December 31, 2005, we recorded a $12 million regulatory liability.
Net pension expense (credit) includes the following components:

(in Millions)	2006	2005	2004
Service Cost	$7	$5	$5
Interest Cost	16	15	15
Expected Return on Plan Assets	(30)	(28)	(28)
Amortization of
Net loss	2	1	—
Prior service cost	1	1	1
Special Termination Benefits	6	—	—

Net Pension Expense (Credit)	$2	$(6)	$(7)

Amounts in regulatory assets expected to be recognized as components of net periodic benefit cost during 2007 are comprised of $2 million of net actuarial loss and $1 million of prior service cost. We recorded a $6 million pension cost associated with our Performance Excellence Process in 2006.
The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

(in Millions)	2006	2005
Accumulated Benefit Obligation — End of Period	$266	$244

Projected Benefit Obligation — Beginning of Period	$275	$256
Service Cost	7	5
Interest Cost	16	15
Actuarial Loss	12	14
Benefits Paid	(17)	(15)
Special Termination Benefits	6	—
Plan Amendments	—	—

(in Millions)	2006	2005

Projected Benefit Obligation — End of Period	$299	$275

Plan Assets at Fair Value — Beginning of Period	$344	$330
Actual Return on Plan Assets	43	29
Benefits Paid	(17)	(15)

Plan Assets at Fair Value — End of Period	$370	$344

Funded Status of the Plans	$71	$69
December Adjustment	—	—

Funded Status, End of Year	$71	69

Unrecognized
Net Actuarial loss (a)		53
Prior service cost(a)		5

Prepaid Pension Cost(a)		$127

Noncurrent Assets (b)	$71
Current Liabilities (b)	$—
Noncurrent Liabilities (b)	$—

Amounts Recognized in Regulatory Assets(b)
Net Actuarial loss (b)	$50
Prior service cost(b)	$3

(a)	– Disclosure no longer required by FAS 158, adopted in 2006, retroactive adoption not permitted.

(b)	- New disclosure required by FAS 158, adopted in 2006, retroactive adoption not permitted.
Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2006	2005	2004
Projected Benefit Obligation
Discount rate	5.70%	5.90%	6.00%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Net Pension Costs
Discount rate	5.90%	6.00%	6.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	8.75%	9.0%	9.0%
At December 31, 2006, the benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2007	$14
2008	14
2009	15
2010	16
2011	16
2012 – 2016	95

Total	170

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
Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2006	2005
Equity Securities	68%	68%
Debt Securities	23	27
Other	9	5

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2006 were as follows:

Equity Securities	65%
Debt Securities	20
Other	15

100%

We also sponsor a defined contribution retirement savings plan for represented employees and participate in a defined contribution plan for nonrepresented employees. Participation in one of these plans is available to substantially all represented and nonrepresented employees. We match employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $5 million in 2006, 2005, and 2004.
Other Postretirement Benefits
We provide certain postretirement health care and life insurance benefits for retired employees who are eligible for these benefits. Separate qualified Voluntary Employees’ Beneficiary Association (VEBA) trusts exist for represented and nonrepresented employees. Our policy is to fund certain trusts to meet our postretirement benefit obligations. In 2006, we made cash contributions of $40 million to our postretirement benefit plans. At the discretion of management, we may make up to a $40 million contribution to our VEBA trusts in 2007.
Net postretirement cost includes the following components:

(in Millions)	2006	2005	2004
Service Cost	$14	$11	$8
Interest Cost	26	24	23
Expected Return on Plan Assets	(12)	(12)	(11)
Amortization of
Net loss	9	7	2
Prior service cost	2	2	1
Net transition obligation	5	6	8
Special Termination Benefits	2	—	—

Net Postretirement Cost	$46	$38	$31

Amounts in regulatory assets expected to be recognized as components of net periodic benefit cost during 2007 are comprised of $9 million of net actuarial loss, $2 million of prior service cost and $5 million of net transition obligation. We recorded $2 million postretirement benefit cost associated with our Performance Excellence Process in 2006.
The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2006	2005
Accumulated Postretirement Benefit Obligation — Beginning of Period	$453	$419
Service Cost	14	11
Interest Cost	26	25
Actuarial Loss	38	26
Special Termination Benefits	2	—
Benefits Paid	(23)	(22)
Plan Amendments	—	(6)

Accumulated Postretirement Benefit Obligation — End of Period	$510	$453

Plan Assets at Fair Value — Beginning of Period	$129	$126
Company Contribution	20	—
Actual Return on Plan Assets	16	12
Benefits Paid	(9)	(8)

Plan Assets at Fair Value — End of Period	$156	$130

Funded Status of the Plans	$(354)	$(323)
December Adjustment	7	(7)

Funded Status at Fair Value-End of Period	$(347)	(330)

Unrecognized (a)
Net loss (a)		133
Prior service cost (a)		14
Net transition obligation (a)		39

Accrued Postretirement Liability — End of period (a)		$(144)

Noncurrent Assets (b)	$—
Current Liabilities (b)	$—
Noncurrent Liabilities(b)	$(347)

Amounts Recognized in Regulatory Assets (b)
Net loss (b)	$157
Prior service cost (b)	$12
Net transition obligation (b)	$35

(a)	– Disclosure no longer required by FAS 158, adopted in 2006, retroactive adoption not permitted.

(b)	- New disclosure required by FAS 158, adopted in 2006, retroactive adoption not permitted.

Assumptions used in determining the projected benefit obligation and net benefit cost are listed below:

	2006	2005	2004
Projected Benefits Obligation
Discount rate	5.70%	5.90%	6.00%

Net Benefit Costs
Discount rate	5.90%	6.00%	6.25%
Expected long-term rate of return on Plan assets	8.75%	9.0%	9.0%
Benefit costs were calculated assuming health care cost trend rates beginning at 9% for 2006 and decreasing to 5% in 2011 and thereafter for persons under age 65 and decreasing from 8% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $7 million and increased the accumulated benefit obligation by $64 million at December 31, 2006. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service cost and interest cost components of benefit costs by $6 million and would have decreased the accumulated benefit obligation by $53 million at December 31, 2006.
At December 31, 2006, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2007	$31
2008	31
2009	32
2010	33
2011	34
2012 – 2016	173

Total	$334

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $24 million at January 1, 2004 and was accounted for as an actuarial gain. The effects of the subsidy reduced net periodic postretirement benefit costs by $2 million in 2006, $5 million in 2005 and $3 million in 2004.
At December 31, 2006, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)
2007	$2
2008	2
2009	2
2010	2
2011	2
2012 – 2016	8

Total	$18

The process used in determining the long-term rate of return for assets and the investment approach for our other postretirement benefits plans is similar to those previously described for our pension plans.
Our plan’s weighted-average asset allocations by asset category at December 31 were as follows:

	2006	2005
Equity Securities	68%	69%
Debt Securities	27	31
Other	5	—

	100%	100%

Our plan’s weighted-average asset target allocations by asset category at December 31, 2006 were as follows:

Equity Securities	65%
Debt Securities	20
Other	15

100%

The adoption of SFAS No. 158 had the following incremental effect on the financial statement line items:

		Postretirement
(in Millions)	Qualified Plans	Plans	Total Benefit Plans
Increase (Decrease) in Assets and Liabilities

Prepaid pension assets	$(53)	$—	$(53)

Accrued postretirement liability	—	$204	$204
Regulatory assets	$53	$204	$257
Grantor Trust
We maintain a Grantor Trust that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and we can revoke the trust subject to providing the MPSC with prior notification. We account for our investment at fair value with unrealized gains and losses recorded to earnings.

NOTE 12 — RELATED PARTY TRANSACTIONS
We have agreements with affiliated companies to provide transportation and storage services and for the purchase of natural gas. We have an agreement with a DTE Energy affiliate where we are charged for our use of their shared capital assets. Additionally, under a service agreement with DTE Energy, various DTE Energy affiliates, including MichCon provide corporate support services inclusive of various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, and regulatory services, which were billed to DTE Energy corporate. As these functions essentially support the entire DTE Energy Company, total administrative and general expenses billed to DTE Energy corporate by MichCon and the other affiliates, along with certain interest and financing costs were then billed to various subsidiaries of DTE Energy, including MichCon. MichCon participates in a defined benefit retirement plan sponsored by another affiliate of DTE Energy.
The following is a summary of transactions with affiliated companies:

(in Millions)	2006	2005	2004
Revenues
Transportation and storage services	$9	$11	$8
Other services	4	5	3
Costs
Gas purchases	—	—	5
Other services and interest	13	14	15
Corporate expenses and merger costs (net) (1)	68	93	100

	December 31,
(in Millions)	2006	2005
Assets
Accounts receivable	$82	$55
Prepaid pension assets	294	272

Liabilities & Equity
Accounts payable	13	16
Notes payable	12	16
Dividends payable	13	13
Dividends declared	50	50
Dividends paid	50	50

(1)	As a result of an MPSC order, DTE Energy ceased billing merger costs to MichCon effective April 2005.
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

NOTE 13 – SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Due to the seasonal nature of MichCon’s business, revenues and net income tend to be higher in the first and fourth quarters of the calendar year.

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter	Year
2006
Operating Revenues	$863	$229	$167	$552	$1,811
Operating Income (Loss)	82	(9)	(14)	56	115
Net Income (Loss)	50	(13)	(19)	34	52

2005
Operating Revenues	834	261	206	797	2,098
Operating Income (Loss)	1	(3)	(19)	66	45
Net Income (Loss)	(13)	(50)	159	(83)	13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
All omitted per General Instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services
For the years ended December 31, 2006 and 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of MichCon’s annual financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by Deloitte during those periods.

	2006	2005
Audit fees (1)	$878,675	$1,529,517
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees	—	—

	$878,675	$1,529,517

(1)	Represents the aggregate fees billed for the audit of MichCon’s annual financial statements and for the reviews of the financial statements included in MichCon’s Quarterly Reports on Form 10-Q.

(2)	Certain audit- related and tax fees are charged to DTE Energy and are indirectly allocated to MichCon through overheads.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits.

(i)	Exhibits filed herewith:

12-8	Computation of Ratio of Earnings to Fixed Charges.

23-6	Consent of Deloitte & Touche LLP

31-29	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-30	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference:

3(a)	Restated Articles of Incorporation (Exhibit 3-1 to Form 10-Q for the quarter ended March 31, 1993).

3(b)	By-Laws (Exhibit 3-2 to Form 10-Q for the quarter ended March 31, 1993).

4(a)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Registration Statement (File No. 333-63370)).

4(b)	First Supplemental Indenture dated as of June 18, 1998, establishing Extendable Mandatory Par Put Remarketed Securities (SM) due June 30, 2038 and Resetable Mandatory Putable/Remarketable Securities, due June 30, 2038 (Exhibit 4-1 to Form 8-K dated June 18, 1998).

4(c)	Third Supplemental Indenture dated as of August 15, 2001, establishing 6 1/8% Senior Notes due 2008 (Exhibit 4-2 to Form 10-Q for the quarter ended September 30, 2001).

4(d)	Fourth Supplemental Indenture dated as of February 15, 2003, establishing 5.70% Senior Notes, 2003 Series A due 2033 (Exhibit 4-3 to Form 10-Q for the quarter ended March 31, 2003).

4(e)	Fifth Supplemental Indenture dated as of October 1, 2004, establishing 5.00% Senior Notes, 2004 Series E due 2019 (Exhibit 4-6 to Form 10-Q for the quarter ended September 31, 2004).

4(f)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Registration Statement No. 2-5252).

4(g)	Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Registration Statement (File No. 333-63370)).

4(h)	Thirty-second Supplemental Indenture dated as of January 5, 1993, creating first mortgage bonds designated Secured Term Notes, Series B (Exhibit 4-1 to Form 10-K for the year ended December 31, 1992).

4(i)	Thirty-third Supplemental Indenture dated as of May 1, 1995, creating first mortgage bonds designated Secured Medium Term Notes, Series B (Exhibit 4-2 to Registration Statement on Form S-3 (File No. 33-59093)).

4(j)	Thirty-fourth Supplemental Indenture dated as of November 1, 1996, creating first mortgage bonds designated Secured Medium Term Notes, Series C (Exhibit 4-2 to Registration Statement on Form S-3 (File No. 333-16285)).

4(k)	Thirty-fifth Supplemental Indenture dated as of June 18, 1998, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Form 8-K dated June 18, 1998).

4(l)	Thirty-sixth Supplemental Indenture dated as of August 15, 2001, creating 6 1/8% collateral bonds due 2008 (Exhibit 4-3 to Form 10-Q for the quarter ended September 30, 2001).

4(m)	Thirty-seventh Supplemental Indenture dated as of February 15, 2003, establishing the 5.70% collateral bonds due 2033 (Exhibit 4-4 to Form 10-Q for the quarter ended March 31, 2003).

4(n)	Thirty-eighth Supplemental Indenture dated as of October 1, 2004, establishing the 2004 Series E collateral bonds (Exhibit 4-5 to Form 10-Q for the quarter ended September 31, 2004).

10(a)	Form of Second Amended and Restated Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).

10(b)	Form of Amendment No. 1 to Five-Year Credit Agreement dated as of January 10, 2007, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N. A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).

10(c)	Form of Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as

Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10(d)	Form of Amendment No. 1 to Second Amended and Restated Five-Year Credit Arrangement dated as of January 10, 2007, by and among Michigan Consolidated Gas Company, the lenders party thereto JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).

10(e)	MichCon Investment and Stock Ownership Plan, as amended and restated effective as of January 1, 2002 (Exhibit 10-19 to Form 10-K for the year ended December 31, 2005).

(iii)	Exhibits furnished herewith:

32-29	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32-30	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

Michigan Consolidated Gas Company
Schedule II – Valuation and Qualifying Accounts

	Year Ending December 31,
	2006	2005	2004
(in Millions)
Allowance for Doubtful Accounts (shown as deduction from accounts receivable in the Consolidated Statement of Financial Position)
Balance at Beginning of Period	$78	$71	$43
Additions:
Charged to costs and expenses	68	64	62
Charged to other accounts (1)	4	4	4
Deductions (2)	(54)	(61)	(38)

Balance at End of Period	$96	$78	$71

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN CONSOLIDATED GAS COMPANY
(Registrant)
Date: March 1, 2007	By:	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ PETER B. OLEKSIAK
	Anthony F. Earley, Jr. Chairman of the Board and Chief Executive Officer		Peter B. Oleksiak Vice President and Controller, and Chief Accounting Officer

By	/s/ SANDRA KAY ENNIS	By	/s/ DAVID E. MEADOR
	Sandra Kay Ennis Director and Corporate Secretary		David E. Meador Director, Executive Vice President and Chief Financial Officer

By	/s/ BRUCE D. PETERSON
Bruce D. Peterson Director
Date: March 1, 2007

Exhibit Index

Exhibit No.	Description
(i)	Exhibits filed herewith:

12-8	Computation of Ratio of Earnings to Fixed Charges.

23-6	Consent of Deloitte & Touche LLP

31-29	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-30	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(iii)	Exhibits furnished herewith:

32-29	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32-30	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report