Form 10-Q
period 2007-03-31
MICHIGAN CONSOLIDATED GAS CO /MI/
filed 2007-05-09
CIK 65632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
Commission file number 1-7310
Michigan Consolidated Gas Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.
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

Michigan Consolidated Gas Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2007

Page
Number
DEFINITIONS	1

FORWARD-LOOKING STATEMENTS	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Operations	6

Consolidated Statement of Financial Position	7

Consolidated Statement of Cash Flows	9

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	10

Notes to Consolidated Financial Statements	11

Item 2. Management’s Narrative Analysis of Results of Operations	3

Item 4. Controls and Procedures	5

PART II — OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURE	19
Chief Executive Officer Section 302 Form 10-Q Certification
Chief Financial Officer Section 302 Form 10-Q Certification
Chief Executive Officer Section 906 Form 10-Q Certification
Chief Financial Officer Section 906 Form 10-Q Certification

Definitions

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiative giving customers in Michigan the option to choose alternative suppliers for gas.

DTE Energy	DTE Energy Company, directly or indirectly, the parent of The Detroit Edison Company, MichCon and numerous non-utility subsidiaries.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Enterprises	DTE Enterprises Inc., a wholly-owned subsidiary of DTE Energy and indirectly the parent of MichCon.

Gas Storage	For MichCon, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

MGP	Manufactured Gas Plant

MichCon	Michigan Consolidated Gas Company, an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of Enterprises.

MPSC	Michigan Public Service Commission

SFAS	Statement of Financial Accounting Standards

Units of Measurement

Bcf	Billion cubic feet of gas

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	implementation of the gas Customer Choice program;

•	impact of gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the negotiation and impacts of collective bargaining agreements;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of natural gas;

•	effects of competition;

•	impact of regulation by the MPSC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws or their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws or their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals;

•	changes in the economic and financial viability of our suppliers and customers, and the continued ability of such parties to perform their obligations to the Company; and

•	implementation of new processes and new core information systems.
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
Factors impacting income: Net income increased $17 million in the first quarter of 2007 due primarily to higher gross margin and lower operation and maintenance expenses.
Increase (Decrease) in Statement of Operations Components
Compared to Prior Year

Three
(in Millions)	Months
Operating revenues	$(2)
Cost of gas	(11)

Gross margin	9
Operation and maintenance	(10)
Depreciation and amortization	(2)
Taxes other than income	(1)
Asset losses	3
Other (income) and deductions	(3)
Income tax provision	5

Net income	$17

Gross margin increased $9 million in the first quarter of 2007. The increase is due to $17 million representing the impacts of colder weather in 2007, $11 million related to an increase in midstream services including storage and transportation, partially offset by a $16 million unfavorable impact in lost gas recognized and $3 million related to customer conservation. Revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism.

	Three Months Ended
	March 31
	2007	2006
Gas Markets (in Millions)
Gas sales	$759	$782
End user transportation	52	45

	811	827
Intermediate transportation	19	15
Other	31	21

	$861	$863

Gas Markets (in Bcf)
Gas sales	68	65
End user transportation	49	44

	117	109
Intermediate transportation	128	163

	245	272

Operation and maintenance expense was lower by $10 million due to lower uncollectible accounts receivable expense primarily due to improved customer payment trends resulting from increased collection efforts.
Depreciation and amortization expenses were lower by $2 million due to an adjustment resulting from an MPSC order related to pipeline assets.

Asset losses increased $3 million attributable to an MPSC disallowance of certain costs related to the acquisition of pipeline assets.
Outlook – Operating results are expected to vary due to regulatory proceedings, weather, changes in economic conditions, customer conservation and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements that are partially mitigated by the MPSC’s uncollectible true-up mechanism and GCR mechanism.
We will utilize the DTE Energy Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
ENTERPRISE BUSINESS SYSTEMS
In 2003, we began the development of our Enterprise Business Systems (EBS) project, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. As part of this initiative, we are implementing EBS software including, among others, products developed by SAP AG and MRO Software, Inc. The first phase of implementation occurred in 2005 in the DTE Energy’s regulated electric fossil generation unit. The second phase of implementation, including MichCon, began in April 2007. The conversion of data and the implementation and operation of EBS will be continuously monitored and reviewed and should ultimately strengthen our internal control structure and lead to increased cost efficiencies. Although our implementation plan includes detailed testing and contingency arrangements to ensure a smooth and successful transition, we can provide no assurance that complications will not arise that could interrupt our operations.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In April 2007, we began implementing the second phase of our Enterprise Business Systems (EBS) project. EBS is an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management.

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2007	2006

Operating Revenues	$861	$863

Operating Expenses
Cost of gas	613	624
Operation and maintenance	109	119
Depreciation and amortization	21	23
Taxes other than income	14	15
Asset losses	3	—

	760	781

Operating Income	101	82

Other (Income) and Deductions
Interest expense	15	17
Interest income	(2)	(2)
Other income	(3)	(2)
Other expenses	1	1

	11	14

Income Before Income Taxes	90	68
Income Tax Provision	23	18

Net Income	$67	$50

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	March 31	December 31
(in Millions)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$2	$1
Accounts Receivable (less allowance for doubtful accounts of $104 and $96, respectively
Customer	495	364
Other	71	101
Accrued gas cost recovery revenue	25	—
Inventories
Gas	21	77
Material and supplies	18	17
Gas customer choice deferred asset	40	101
Other	52	37

	724	698

Investments	96	94

Property
Property, Plant and Equipment	3,423	3,391
Less accumulated depreciation	(1,558)	(1,539)

	1,865	1,852

Other Assets
Regulatory assets	370	362
Notes receivable	78	79
Prepaid benefit costs and due from affiliate	374	365
Other	20	20

	842	826

Total Assets	$3,527	$3,470

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	March 31	December 31
(in Millions, Except Shares)	2007	2006

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$212	$211
Dividends payable	13	13
Short-term borrowings	123	342
Current portion of long-term debt	30	30
Federal income, property and other taxes payable	47	14
Gas inventory equalization	278	—
Accrued gas cost recovery refund	7	81
Other	63	74

	773	765

Long-Term debt, (net of current portion)	715	715

Other Liabilities
Deferred income taxes	179	181
Regulatory liabilities	517	510
Accrued postretirement benefit costs	348	347
Other	185	196

	1,229	1,234

Commitments and Contingencies (Notes 4 and 5)

Shareholder’s Equity
Common stock, $1 par value, 15,100,000 shares authorized, 10,300,000 shares issued and outstanding	10	10
Additional paid in capital	432	432
Retained earnings	369	315
Accumulated other comprehensive loss	(1)	(1)

	810	756

Total Liabilities and Shareholder’s Equity	$3,527	$3,470

See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2007	2006

Operating Activities
Net income	$67	$50
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21	23
Deferred income taxes and investment tax credit, net	(8)	(19)
Asset losses	3	—
Changes in assets and liabilities:
Accounts receivable, net	(101)	(26)
Inventories	55	50
Postretirement obligation	1	(14)
Property taxes assessed applicable to future periods	(6)	(7)
Prepaid benefit costs and due from affiliate	(9)	(8)
Accrued gas cost recovery	(98)	51
Accounts payable	17	(36)
Gas inventory equalization	278	158
Federal income, property and other taxes payable	33	33
Other assets	49	38
Other liabilities	(18)	(1)

Net cash from operating activities	284	292

Investing Activities
Capital expenditures	(53)	(32)
Proceeds from sale of assets	1	—
Other	1	—

Net cash used for investing activities	(51)	(32)

Financing Activities
Short-term borrowings, net	(219)	(254)
Dividends paid	(13)	(12)

Net cash used for financing activities	(232)	(266)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(6)
Cash and Cash Equivalents at Beginning of Period	1	7

Cash and Cash Equivalents at End of Period	$2	$1

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$24	$21
Income taxes paid	—	—
See Notes to Consolidated Financial Statements (Unaudited)

MICHIGAN CONSOLIDATED GAS COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
(Dollars in Millions,	Common Stock		Paid in	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2006	10,300	$10	$432	$315	$(1)	$756

Net income	—	—	—	67	—	67
Dividends declared on common stock	—	—	—	(13)	—	(13)

Balance, March 31, 2007	10,300	$10	$432	369	(1)	$810

The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2007	2006

Net income	$67	$50

Comprehensive income	$67	$50

See Notes to Consolidated Financial Statements (Unaudited)

Michigan Consolidated Gas Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — GENERAL
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.
References in this report to “we,” “us,” “our” or “Company” are to Michigan Consolidated Gas Company and its subsidiaries, collectively.
Asset Retirement Obligations
We have conditional asset retirement obligations for gas pipeline retirement costs. To a lesser extent, we have conditional asset retirement obligations at certain service centers and compressor and gate stations. We recognize such obligations as liabilities at fair market value at the time the associated assets are placed in service. Fair value is measured using expected cash outflows discounted at our credit-adjusted risk-free rate.
Timing differences arise in the expense recognition of legal asset retirement costs that we are currently recovering in rates. We defer such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligations for the first quarter of 2007 follows:

(in Millions)
Asset retirement obligations at January 1, 2007	$103
Accretion	2
Liabilities settled	(1)

Asset retirement obligations at March 31, 2007	$104

Retirement Benefits and Trusteed Assets
MichCon sponsors a defined benefit retirement plan for eligible MichCon represented employees. MichCon also participates in a defined benefit retirement plan sponsored by Detroit Edison for its non-represented employees, which is treated as a plan covering employees of various affiliates of DTE Energy from the affiliates’ perspective. We are allocated income or an expense each year as a result of our participation in the DTE Energy Company Retirement Plan. Income was approximately $8 million and $7 million for the three months ended March 31, 2007 and 2006 and is not reflected in the following table.
In its April 2005 final rate order, the MPSC approved the deferral of the non-capitalized portion of our negative pension expense. At March 31, 2007 and 2006, we recorded a $47 million and a $19 million regulatory liability, respectively.
The components of net periodic benefit costs (credit) for pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2007	2006	2007	2006

Service cost	$2	$2	$4	$4
Interest cost	4	4	7	6
Expected return on plan assets	(8)	(7)	(3)	(2)
Net loss	—	—	2	2
Prior service cost	1	—	1	1
Net transition liability	—	—	1	1

Net periodic benefit cost (credit)	$(1)	$(1)	$12	$12

During the first quarter of 2006, we made a cash contribution of $20 million to our postretirement benefit plans. We made no cash contributions to our postretirement benefit plans in the first quarter of 2007.
Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized a $0.2 million increase in liabilities which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits amounted to $0.2 million at January 1, 2007, all of which would impact our effective tax rate if recognized. We had no unrecognized tax benefits at March 31, 2007. The decline in unrecognized tax benefits during the three months ended March 31, 2007 was attributable to settlements with the Internal Revenue Service (IRS) for the 2002 and 2003 tax years.
We recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on our Consolidated Statement of Operations. We had no accrued interest pertaining to income taxes and no accrued penalties at January 1, 2007 and March 31, 2007. We had no interest expense in relation to income taxes for the three months ended March 31, 2007 and 2006.
Our U.S. federal income tax returns for years 2004 and beyond remain subject to examination by the IRS.

Stock-Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for the three months ended March 31, 2007 and 2006 for stock-based compensation expense was approximately $1 million in each period. The cumulative effect of the adoption of SFAS 123(R) was immaterial.
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
Asset losses
Asset losses were $3 million in the first quarter of 2007 representing a disallowance of certain costs related to the acquisition of pipeline assets.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair-value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined the impact on the consolidated financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost credits.
The requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements was effective for fiscal years ending after December 15, 2006, and we adopted this portion of the standard on December 31, 2006. We requested and received agreement from the MPSC to record the additional liability amounts for Detroit Edison and MichCon on the balance sheet as a regulatory asset.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. We have not yet determined which of the available transition measurement options we will use.
NOTE 3 — RESTRUCTURING
Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. We began a series of focused improvement initiatives and expect this process will be carried out over a two-to three- year period that began in 2005.
We have incurred CTA for employee severance and other costs, consisting primarily of project management and consultant support. We cannot defer CTA costs at this time because a recovery mechanism has not been established.
Amounts expensed are recorded within the Operation and maintenance line in the Consolidated Statement of Operations. Expenses incurred for the three months ended March 31, 2007 and 2006 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006

Costs incurred:	$2	$—	$—	$3	$2	$3

(1)	Includes corporate allocations.
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

Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. We anticipate that the Performance Excellence Process will be carried out over a two- to three-year period beginning in 2005. MichCon’s CTA is estimated to total between $55 million and $60 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
Uncollectible Expense True-Up Mechanism (UETM) and Report of Safety and Training-Related Expenditures
2005 UETM — In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense true-up mechanism for 2005. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses totaled $60 million. The true-up mechanism allows MichCon to recover ninety percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. In December 2006, the MPSC issued an order authorizing MichCon to implement the UETM monthly surcharge for service rendered on and after January 1, 2007.
As part of the March 2006 application with the MPSC, MichCon filed a review of its 2005 annual safety and training — related expenditures. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rata amounts included in base rates and based on the under-recovered position, recommended no refund at this time. In the December 2006 order, the MPSC also approved MichCon’s 2005 safety and training report.
2006 UETM — In March 2007, MichCon filed an application with the MPSC for approval of its uncollectible expense true-up mechanism for 2006 requesting $33 million of underrecovery plus applicable carrying costs of $3 million. The March 2007 application included a report of MichCon’s 2006 annual safety and training — related expenditures, which shows a $2 million over-recovery.
Gas Cost Recovery Proceedings
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. MPSC Staff and other interveners filed testimony regarding the reconciliation in December 2006 in which they recommended disallowances related to MichCon’s implementation of its dollar cost averaging fixed price program and its use of fixed basis in contracting purchases. In January 2007, MichCon filed testimony rebutting these recommendations. The 2005-2006 GCR reconciliation case is still in the regulatory review and approval process, and the final resolution is uncertain. Based on available information, MichCon is unable to assess the range of a reasonably possible loss related to the proposed disallowances. An MPSC order is expected in 2007.
2007-2008 Plan Year / Native Base Gas Sale Consolidated – In August 2006, MichCon filed an application with the MPSC requesting permission to sell native base gas that would become accessible with storage facilities upgrades. MichCon’s estimated sale of this base gas would be worth $34 million. In December 2006, the administrative law judge in the case approved a motion made by the Residential Ratepayer Consortium to consolidate this case with MichCon’s 2007-2008 GCR plan case. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. An MPSC Order in the consolidated cases is expected by the end of 2007.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
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
In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites in excess of a previously established reserve. As a result of a study completed in 1995, we accrued an additional liability and a corresponding regulatory asset of $32 million. During 2006 we spent approximately $2 million investigating and remediating these former MGP sites. In December 2006 we retained multiple environmental consultants to estimate the projected cost to remediate each MGP site. We accrued an additional $7 million in remediation liabilities associated with former MGP holders and additional cleanup cost, to increase the reserve balance to $39 million at December 31, 2006, with a corresponding increase in the regulatory asset. The reserve balance amounted to $37 million at March 31, 2007.

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
Purchase Commitments
As of March 31, 2007, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of long-term gas purchase and transportation agreements. We estimate that these commitments will be approximately $1.5 billion from 2007 through 2051. We also estimate that 2007 capital expenditures will be approximately $215 million. We have made certain commitments in connection with expected capital expenditures.
Bankruptcies
We sell gas and gas transportation and storage services to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our sale contracts and we record provisions for amounts that we can estimate and are considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
Other
We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that we can estimate and are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the periods they are resolved.
See Note 4 for a discussion of contingencies related to Regulatory Matters.

PART II — OTHER INFORMATION
EXHIBITS

Exhibit
Number	Description

Filed:

31-31	Chief Executive Officer Section 302 Form 10-Q Certification

31-32	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-31	Chief Executive Officer Section 906 Form 10-Q Certification

32-32	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHIGAN CONSOLIDATED
GAS COMPANY

Date: May 9, 2007	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief
Accounting Officer

Exhibit Index

Exhibit
Number	Description

31-31	Chief Executive Officer Section 302 Form 10-Q Certification

31-32	Chief Financial Officer Section 302 Form 10-Q Certification

32-31	Chief Executive Officer Section 906 Form 10-Q Certification

32-32	Chief Financial Officer Section 906 Form 10-Q Certification